Form 10-K
period 1995-12-31
MAGNAVISION CORPORATION
filed 1996-07-19
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                       ----------------------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  -------------------------

Commission  File No. 33-9030

                             MAGNAVISION CORPORATION
             (exact name of registrant as specified in its charter)

         DELAWARE                                              22-2741313
- ------------------------------------------------------------------------------
(State or other jurisdiction                                  (IRS Employer
      of incorporation                                      Identification No.)

                      1725 ROUTE 35, WALL, NEW JERSEY 07719
- ------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (908) 449-1200

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant is not available due to the unavailability of price quotations for the Registrant's securities.

The number of shares of Registrant's Common Stock outstanding on June 24, 1996 was 22,943,086.

Documents Incorporated by Reference:  None.

                                  P A R T   I

ITEM 1.      BUSINESS

GENERAL

                  Magnavision Corporation (the "Registrant" or the "Company") was incorporated under the name Yardley Ventures Inc. in Delaware on April 3, 1986 for the purpose of acquiring one or more potential businesses. Effective December 30, 1991, the Registrant acquired all of the issued and outstanding capital stock of Magnavision Corporation, a New Jersey corporation ("Magnavision
- - N.J."), in a tax-free, stock-for-stock acquisition. The shareholders of Magnavision - N.J. received newly issued shares of common stock in the Registrant for their Magnavision - N.J. shares. The newly issued shares constituted approximately 98% of the Registrant's outstanding common stock. In connection with the acquisition, the Registrant effected a one-for-400 reverse split of its common stock and changed its name to Magnavision Corporation. In addition, the board of directors of Magnavision - N.J. became the board of directors of the Registrant and Magnavision - N.J. became a wholly-owned subsidiary of the Registrant.

                  The Registrant does no business and has no significant assets other than its stock in Magnavision - N.J. Unless otherwise specified herein, the terms "Magnavision" and the "Company" shall be deemed to refer to the Registrant and/or Magnavision - N.J.

DEVELOPMENT OF BUSINESS

                  The Company was initially formed for the purpose of owning and operating a multi-channel, wireless, cable television system in the New York market. In August 1990, the Company entered into an agreement to lease channel capacity (the "Channel Lease Agreement") from the Department of Education of the Archdiocese of New York (the "Department"). The Channel Lease Agreement (subsequently amended in January 1994) grants the Company a lease through January 2004 (with a right to extend for an additional five years, and a right of first refusal for subsequent renewals), which entitles the Company to use twenty-eight (28) wireless cable licenses (168 MHz of spectrum), located on seven different transmitting towers (24 MHz per tower) in New York State. Eight
(8) of these channels (48 MHz of spectrum) are located in New York City.

                  Since entering into the Channel Lease Agreement, the Company has conducted various marketing and engineering activities to facilitate the planned operation of a wireless system and, pursuant to the requirements of the Channel Lease Agreement, made an escrow deposit of approximately $900,000 to the Department in September 1995 which is to be utilized for system reconstruction. However, as of the date hereof, the Company has not commenced operation of a wireless system, and will require substantial additional funding in order to do so. Since there is no assurance that such funding will be available, the Company has retained Allen & Company Incorporated to assist in exploring various strategic alternatives relating to the Channel Lease Agreement, including potential strategic alliances, joint ventures or a sale or other disposition of the Company's rights under the Channel Lease Agreement.

                  Apart from development of its wireless television system, the Company has been engaged, since 1992, in the business of offering a private cable television service to colleges, universities, nursing homes and hospitals throughout the East Coast. As of May 31, 1996, the Company had long term (generally 5-10 years) agreements with a total of 21 institutions located in New York, New Jersey, Pennsylvania, Massachusetts and North Carolina to offer such services. For the year ended December 31, 1995, the Company generated approximately $666,000 of revenues from this business (which constituted 100% of the Company's total revenues for the year). For the year ended December 31, 1995, revenues from three institutions which utilize the Company's private cable television service, Seton Hall University, Wagner College and Fordham University, constituted approximately 32%, 18% and 12% of the Company's revenues, respectively.

                  In August 1995, the Company obtained a $5,000,000 lending facility from IBJ Schroder Bank & Trust Co., IBJS Capital Corporation and KOCO Capital Company, L.P. Approximately $2,637,000 of that amount was furnished to the Company at the time the lending facility was entered into, and the remainder is to be advanced based on the present value of projected cash flow from new contracts with purchasers of the Company's private cable television service, with the funds advanced to be used for equipment and construction costs incurred in connection with installation of the service at the new locations and for working capital. The proceeds furnished at the time the lending facility was entered into were utilized to fund an escrow deposit of $900,000 for system configuration required under the Channel Lease Agreement (as noted above), to repurchase approximately 18% of the Company's issued and outstanding capital stock and to provide working capital. In connection with obtaining the lending facility the Company issued to the lenders warrants to purchase approximately 27% of the Company's Common Stock on a fully diluted basis at exercise prices of $.38 and $.27 per share. On June 3, 1996, the terms of the lending facility were amended. Pursuant to the amendment, the lenders agreed to waive existing defaults and provide up to the sum of $1,200,000 of the remaining amount available under the existing lending facility toward the Company's working capital requirements without regard to the present value formula referred to above. In exchange therefor, the Company agreed to issue warrants to purchase an additional 12% of the Company's Common Stock on a fully diluted basis at an exercise price of $.27 per share. In connection therewith the Company's rights under the Channel Lease Agreement have been transferred to a subsidiary whose stock has been pledged to the lenders as security for amounts advanced under the lending facility. See "Item 13-Certain Relationships and Related Transactions" for further information regarding the transactions with the lenders.

WIRELESS CABLE TELEVISION BUSINESS

                  Wireless Technology

                  The wireless cable industry was made commercially possible in 1983 when the Federal Communications Commission ("FCC") reallocated a portion of the electromagnetic radio spectrum located between 2500 and 2700 MHz and permitted this spectrum to be used for commercial purposes. Today, there are a maximum of thirty-three microwave channels used for wireless cable in each market. These include thirteen Multipoint/Multichannel Distribution Service ("MMDS") channels (Channels 1, 2 or 2A, E1-E4, F1-F4 and H1-H3) and the excess capacity on up to 20 additional ("ITFS") channels (Channels A1-A4, B1-B4, C1-C4, D1-D4 and G1-G4). Grandfathered ITFS stations on the eight E and F channels also lease excess capacity to wireless cable operators. In each geographic service area of the 50 largest markets, 33 6 Mhz channels (198 MHz) are available for wireless cable. Except in limited circumstances, the 20 ITFS channels (120 MHz) in each market can generally be licensed only to qualified non-profit education organizations and, in general, each of these channels must be used a minimum of 20 hours per week for instructional programming. The remaining "excess air time" on an ITFS Channel may be leased to wireless cable operators for commercial use. In addition, the 13 MMDS channels (78 MHz) are made available by the FCC for full time usage without programming restrictions.

                  According to industry experts, wireless cable can provide customers with the same or superior video television service as that of traditional hardwire cable. A typical wireless cable system consists of head-end equipment (satellite signal reception equipment, transmitters and other broadcast equipment, and a transmission antenna), and reception equipment at each subscriber location (antenna, frequency conversion device and set-top converter). Like a traditional hardwire cable system, wireless cable receives programming by satellite transmission. Unlike hardwire cable systems, however, the programming is then retransmitted over the air from one or more transmit sites to the subscriber's location. At the subscriber's location, these wireless signals are received by a small antenna and then converted to frequencies that can pass through conventional coaxial cable to a descrambling converter located on top of a television set.

                  Wireless systems currently transmit analog signals over distances of approximately 25 to 35 miles from their central transmission point. The transmission of wireless frequencies requires clear "line-of-sight" between the transmitter and the receiving antenna. Dense foliage, hilly terrain or tall buildings can cause signal interference which can diminish or block signals. Certain line-of-sight constraints can be ameliorated by changing transmission power levels and using engineering techniques, such as cross-polarization, frequency offsets, pre-amplifiers, beambenders and signal repeaters.

                  Like traditional franchise cable systems, wireless cable systems are capable of employing "addressable" subscriber authorization technology which enables the cable operator to centrally control the programming available to each subscriber without the need for a service call to the subscriber home. By eliminating service calls, addressable systems reduce certain operating costs of a pay television system.

                  The Company believes that wireless cable is the most economical technology currently available for delivery of pay television service. Wireless cable systems do not require an extensive network of cable and amplifiers; therefore, the capital cost per subscriber is substantially lower than traditional franchise cable. Furthermore, engineering and construction of a wireless cable transmission facility typically can be completed in 120 days, whereas construction of a traditional franchise cable system with complete coverage may take as long as three years. In addition, since wireless signals are transmitted over the air rather than through underground or aerial networks, wireless systems are less susceptible to outages and are less expensive to operate and maintain than traditional franchise cable systems. Most service problems experienced by wireless cable subscribers are home-specific rather than system-wide or neighborhood-wide, as is often the case with traditional franchise cable systems. As a consequence of the foregoing, the rates charged to subscribers of wireless cable operators are generally lower than hard wire cable systems.

                  Currently, wireless cable companies are transmitting programming by utilizing analog technology. Analog technology permits a standard 6 MHz wireless cable television channel to carry one full motion audio/video programming service (such as ESPN or HBO) at a time. However, it is anticipated that in the near or immediate future wireless operators will be able to implement digital video compression technology, which is expected to increase the capacity of each 6 MHz wireless cable channel by four to ten times. As a consequence of this technology, wireless cable companies are expected to be able to offer more than 100 channels of video programming services. However, since digital compression technology is still being tested on an operational basis, and its use by wireless cable companies is still subject to FCC approval, there is no assurance that wireless cable companies will be able to implement digital compression technology in the marketplace in the near or immediate future. If and when digital compression technology is implemented, wireless cable operators are also expected to be able to transmit data, such as stock quotes, electronic mail and news, and to provide services such as home shopping and home banking, simultaneously without interfering with the video entertainment portion of the transmission signal.

                  Channel Lease Agreement

                  On August 20, 1990, the Company entered into the Channel Lease Agreement to lease from the Department the use of three (6 MHz) ITFS channels (a total of 18 MHz) located on seven different tower locations (a total of 126
MHz), with an option to utilize one additional 6 MHz ITFS channel also located on each of the seven tower locations when the Department obtains the necessary FCC approvals for such channels. Under the Channel Lease Agreement, the Company also leases three operationally-fixed microwave service ("OFS") channels (to serve as links between the ITFS tower sites), with an option for one additional OFS channel. The Channel Lease Agreement expires in January, 2004, although the Company has an option to extend the lease for five years if the FCC renews the Department's license. Following expiration of the option term (if extended) in 2009, the Company has a right of first refusal covering the leased channels. Extension and/or renewal of the Channel Lease Agreement is contingent upon (as with all broadcast licenses) FCC renewal of the Department's license for the channels, of which there can be no assurance.

                  As noted above, the Company was required to and did make payment of an escrow deposit to the Department of $900,227 in September 1995. The Company also paid a total of $90,000 in monthly royalties to the Department during 1995 and will be required to pay additional monthly royalties during 1996 and beyond as follows:

                  (a) Through July 1996, the greater of $9,000 ($12,000 if the option for the additional channels is exercised) plus four cents ($.04) per subscriber or five (5) percent of the gross receipts per month.

                  (b) From August 1996 to the expiration of the Channel Lease Agreement, the greater of $12,000 ($16,000 if the option for the additional channels is exercised) plus five cents ($.05) per subscriber or five (5) percent of the gross receipts per month.

                  The Channel Lease Agreement includes the Company's right to use space leased to the Department at the seven transmission sites, including the Empire State Building, Staten Island, NY, Yonkers, NY, Loomis, NY, Rhinecliff, NY, Haverstraw, NY and Beacon, NY. Additional space is also available at all other locations owned or leased by the Department and can be made available to the Company by the Department for use in providing the Company's service. The Agreement precludes the Company from transmitting movies rated "R", "NC-17" or "X" over the Department's channels. The agreement further precludes the Company from transmitting movies Rated "X" or "NC-17" over all channels controlled by the Company or its affiliates. The Company may, however, transmit "R" rated movies over non-Department channels that may be either controlled by the Company, or the Company's affiliates.

                  Recent Developments Regarding Channel Lease Agreement

                  The Registrant has been advised by the Department that CAI Wireless Systems, Inc. ("CAI"), a competitor of the Registrant in the New York Area of Dominant Interest ("ADI") market, has recently requested the FCC to delay granting the Department's applications for an extension until December 31, 1996 of a certain construction completion deadline and reinstatement of a certain construction permit relating to certain of its ITFS facilities pending the preparation and filing by CAI of comments regarding such applications. Notwithstanding CAI's request, the Registrant has been advised that on July 5, 1996 the Department's applications were granted by the FCC and that public notice of the grant is expected to appear shortly.

                  The Registrant is unaware of the grounds that CAI might cite as a basis for the FCC to issue a reversal of such grant should CAI petition the FCC to reverse its decision. Based upon historical precedent, the Registrant does not expect that the FCC will reverse its decision. However, there is no assurance as to when any such determination will be made or that the FCC will not reverse its decision.

                  Available Market

                  According to latest available data, there are approximately seven million households located in the New York ADI market. The Company estimates that approximately 70% of these households can receive wireless cable transmission. (Approximately 51% of such households subscribe to cable.) The Company believes that approximately 70% of all businesses in the New York metropolitan area are capable of receiving wireless cable. The Company also believes that transmission capacity in the New York area can be expanded significantly by activating the additional transmission sites for which it now has rights in areas north of New York City.

                  Competition

                  Wireless cable television operators face competition from a number of sources, including other MMDS services operating in their areas, hardwire cable systems and satellite broadcast companies. In addition, several technologies are under development and a new regulatory environment may significantly affect the pay television industry and result in new competitors, such as telephone companies, entering the market. At this time, the Company cannot predict the competitive impact of these new technologies, new regulations and competitors to the wireless cable industry. However, the Company expects that wireless cable operators will be able to expand their programming capacity and introduce new services through the use of digital technology while continuing to maintain a cost advantage over other providers of pay television service.

                  In the New York metropolitan area there is currently one other wireless cable operator, CAI, utilizing MMDS and ITFS frequencies.

                  The traditional franchise cable system operators historically have been the principal providers of pay television services. Traditional franchise cable operators have constructed their networks using coaxial cable to deliver service to customers and typically offer a greater number of channels at higher prices than wireless systems. In the New York metropolitan market, the percentage of television households served by traditional cable is estimated at 51% (based on latest figures available from trade services deemed reliable). In New York, the principal providers of hardwire cable providers include Time Warner Cable, Cablevision Systems Corp. and Cox Cable Communications.

                  The Company believes that several traditional franchise cable companies are experimenting with interactive technology that permits a subscriber to transmit data from the subscriber's television set back to the operator's transmission facility. Wireless cable systems are today technically capable of offering selected interactive services by transmitting data from the subscriber's location back to the head-end facility using "response channels" licensed to wireless operators by the FCC. Potential applications for interactive technology include, for example, automated pay-per-view service and home shopping activities. However, the introduction of expanded channel capacity and interactive services by traditional franchise cable systems will require substantial new investment. The demand for more expensive, expanded channel offerings and new services is uncertain, and the Company believes that the customer base of the hard-wire cable systems may not be willing to pay substantially higher prices for these expanded channel offerings and new services.

                  Wireless cable operators also compete against satellite systems, which include "backyard dish" services and direct broadcast satellite ("DBS") providers. The satellite systems involve the transmission of an encoded signal direct from a satellite to the customer's home. Because the DBS systems transmit a signal at a higher power level and frequency than most satellite-transmitted signals, its reception can be accomplished with a relatively small (18-inch) dish mounted on a rooftop or in the yard. In the Fall of 1994, DirecTV, Inc. and United States Satellite Broadcasting Company, Inc. began offering nationwide DBS service capable of providing approximately 150 channels of programming. According to trade publications, DirecTV had approximately 1.25 million customers as of December 31, 1995. AT&T has announced that it intends to offer DirecTV service with its long distance service. Prime Star Partners, owned by a group of hard-wire cable companies, provides nationwide medium power DBS service. According to trade publications, Prime Star Partners had approximately 1.0 million customers as of December 31, 1995. Echostar Communications Corporation has successfully launched a high power DBS satellite and has announced plans to commence nationwide high-power DBS service in 1996. MCI Communications, Inc. recently acquired high power DBS spectrum at an FCC auction and intends to offer nationwide DBS service with its partner News Corp. within two years. Alphastar, Inc. has leased transponders on a medium-power DBS satellite and has announced plans to commence nationwide medium power DBS service in 1996. Due to the cost of DBS satellites and receiving equipment and lack of local programming and interactivity, the Company believes that wireless cable systems enjoy a comparative advantage over these satellite systems.

                  It is also anticipated that wireless cable operators will be competing with telephone companies. Under the Communications Act of 1934, as amended (the "Communications Act"), local exchange carriers ("LECs"), including the Regional Bell Operating Companies, were prohibited from providing video programming directly to customers in their respective telephone service areas. The FCC has ruled, however, that LECs may acquire wireless cable operations without violating the prohibition. The FCC also permitted LECs to provide "video dialtone" service, allowing LECs to make available to multiple service providers, on a nondiscriminatory common carrier basis, a basic platform that will permit end users to access video program services provided by others. The Telecommunications Act of 1996, however, repealed the FCC's video dialtone regulations, except that existing systems may continue to operate. Some LECs have indicated that they intend to construct or acquire separate hard-wire cable systems within their telephone service areas if authorized. In addition, Bell Atlantic, NYNEX, and Pacific Telesis have all made acquisitions of and investments in wireless cable television systems. Recently, US West Media Group announced that it had an agreement to acquire Continental Cablevision Inc., one of the largest hardwire cable operators in the U.S.

                  The FCC has also proposed to redesignate the 28 GHz band to create a new video programming delivery service referred to as Local Multi-Band Distribution Service ("LMDS"). This service has a relatively short broadcast range and, therefore, would require multiple cellular transmission sites. In July 1995, the FCC proposed to award licenses for this service in each of 493 geographic areas pursuant to auctions. Sufficient spectrum for up to 49 analog channels has been designated for the LMDS service. The FCC has not determined how many licenses it will award in each area. Final rules for LMDS have not been established and auctions are not expected to begin until the second half of 1996.

                  Government Regulation

                  General. The wireless cable industry is subject to regulation by the FCC pursuant to the Communications Act. The Communications Act empowers the FCC, among other things, to issue, revoke, modify and renew licenses within the spectrum available to wireless cable; to approve the assignment and/or transfer of control of such licenses; to approve the location of wireless cable systems; to regulate the kind, configuration and operation of equipment used by wireless cable systems; and to impose certain equal employment opportunity and other reporting requirements on wireless cable operators.

                  The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a local franchise and is subject to fewer local regulations than a hardwire cable system. Moreover, all transmission and reception equipment for a wireless cable system can be located on private property; hence, there is no need to make use of utility poles or dedicated easements or other public rights of way. Although wireless cable operators typically have to lease the right to use wireless cable channels from the holders of channel licenses, unlike hardwire cable operators they do not have to pay local franchise fees. Recently, legislation has been introduced in some states to authorize state and local authorities to impose on all video program distributors (including wireless cable distributors) a tax on the distributor's gross receipts comparable to the franchise fees cable operators pay. While the proposals vary among states, the bills all would require, if passed, as much as 5% of gross receipts to be paid by wireless distributors to local authorities.

                  Wireless cable transmissions are governed by FCC regulations governing interference and reception quality. These regulations specify important signal characteristics such as modulation (i.e., AM/FM) or encoding formats (analog or digital). Current FCC regulations require wireless cable systems to transmit only analog signals and those regulations will have to be modified, either by rule making or by individual application, to permit the use of digital transmission. The Company believes that the necessary FCC approvals will be obtained to permit use of digital compression when digital compression technology becomes commercially available; however, there can be no assurance that these approvals will be forthcoming or timely or that interim relief will be provided by the FCC. The FCC also regulates transmitter locations and signal strength.

                  Under current FCC regulations, a wireless cable operator generally may broadcast anywhere within the line-of-sight of its transmission facility, provided that its signal does not violate interference standards in the FCC-protected area of another wireless license holder. Existing wireless license holders generally are protected from interference within 35 miles of the transmission site; however, if that site is moved, the protection remains only within the original 35 mile zone.

                  The 1992 Cable Act. On October 5, 1992, Congress enacted the 1992 Cable Act, which imposes additional regulation on traditional hardwire cable operators and permits regulation of rates in markets in which there is no "effective competition". The 1992 Cable Act, among other things, directs the FCC to adopt comprehensive new federal standards for local regulation of certain rates charged by traditional hardwire cable operators. The legislation also provides for deregulation of traditional hardwire cable in a given market once other multi-channel video providers offer comparable programming to at least 50% of the households in the franchise area and serve, in the aggregate, at least 15% of the households in the cable franchise area. Rates charged by wireless cable operators, typically already lower than traditional hardwire cable rates, are not subject to regulation under the 1992 Cable Act.

                  On May 3, 1993, the FCC issued new regulations implementing the rate regulation provisions in the 1992 Cable Act, which generally required traditional hardwire cable operators with rates above a benchmark average price for basic services to reduce their rates by approximately 10%. On February 22, 1994, the FCC announced that it would require the FCC's rate regulation of traditional hardwire cable operators to implement a further reduction in rates of another 7%. These and other aspects of the FCC's rate regulation of traditional hardwire customer fees, along with several other provisions of the 1992 Cable Act, have been challenged in the courts and at the FCC. Furthermore, as noted elsewhere, proposals to substantially reduce and in some instances repeal rate regulation have been adopted by Congress and incorporated into the 1996 Telecommunications Act.

                  While current FCC regulations are intended to promote the development of a competitive television subscription industry, the rules and regulations affecting the wireless cable industry may change, and any future changes in FCC rules, regulations, policies and procedures could have a material adverse effect on the Company. In addition, a number of legal challenges to the 1992 Cable Act and the regulations promulgated thereunder have been filed, both in the courts and before the FCC. These challenges, if successful, could result in an increase in the operating costs of wireless companies and otherwise have a material adverse effect on the Company. In particular, those sections of the 1992 Cable Act which prohibit discriminatory or unfair practices in the sale of satellite programming to competing multi-channel video programming distributors have been challenged. The cost to acquire satellite programming may be affected by the outcome of those challenges. Other aspects of the 1992 Cable Act empowered the FCC to adopt regulations for the basic subscription rates charged by traditional hardwire cable operators. As described above, the FCC issued rules requiring such cable operators, under certain circumstances, to reduce the rates charged for basic services up to a total of 17% from prior levels. Should these regulations withstand court and regulatory challenges, the extent to which wireless cable operators may continue to maintain a price advantage over traditional hardwire cable operators could be diminished. On the other hand, continued strict regulation of cable rates would tend to impede the ability of hardwire cable operators to upgrade and gain a competitive advantage over the wireless cable.

                  1996 Telecommunications Act. In February 1996, Congress passed and the President signed into law the Telecommunications Act of 1996 (the

"1996 Act"). Some of the provisions of the 1996 Act that directly affect wireless cable television operators are discussed below. Beyond those specific provisions, the 1996 Act contains provisions intended to increase competition in the telephone, radio, broadcast television, and hardwire and wireless cable television businesses. The long term effect on the 1996 Act cannot be determined at this time, although competition in the video programming delivery industry is likely to increase as a result of the adoption of the 1996 Act.

                  The 1996 Act changes the definition of cable television system so that the definition excludes any systems that serve customers without using any public right of way. This change will allow wireless cable system operators to wire together apartment complexes and other similar properties, as long as the wiring system does not cross a public right-of-way, without the need to apply for a local cable television franchise.

                  The 1996 Act expands the effective competition test for deregulating franchised cable operator basic and cable programming services tier rates to include the provision of comparable video programming services directly to customers in a cable operator's franchise area by a telephone company or its affiliate or any multichannel video programming distributor using the facilities of such carrier or its affiliate. The 1996 Act also deregulates cable programming service rates for small cable operators, or such operator's basic service tier if that was the only tier subject to regulation as of December 31, 1994, and deregulates cable programming service rates for all cable operators as of March 31, 1999. These changes may limit or eliminate the extent to which a particular cable operator is subject to rate regulation.

                  The 1996 Act instructs the FCC to adopt regulations to prohibit restrictions that impair any customer's ability to receive video programming services through reception devices. It is likely that such regulations will prohibit local governments from adopting or enforcing zoning regulations that limit a person's ability to have wireless video receiving dishes and panels on their properties.

                  Prior to 1996, hardwire cable operators could not own any MMDS license which covered an area that was located in the operator's hardwire cable franchise. The 1996 Act permits a hardwire cable operator to acquire MMDS licenses inside a franchised cable area if effective competition exists in such areas. The 1996 Act also eliminates the cable/broadcast cross-ownership and cable/telephone company cross ownership prohibitions, freeing broadcasters and telephone companies to own cable systems within their service areas. This is likely to increase the competition to which wireless companies are subject.

                  Other Regulations. Wireless cable license holders are subject to regulation by the Federal Aviation Administration with respect to the construction of transmission towers and to certain local zoning regulations affecting construction of towers and other facilities. There may also be restrictions imposed by local authorities. There can be no assurance that the Company will not be required to incur additional costs in complying with such regulations and restrictions.

                  Under the retransmission consent provisions of the 1992 Cable Act, wireless and hardwire cable operators seeking to retransmit certain commercial television broadcast signals must first obtain the permission of the broadcast station in order to retransmit the station's signal. However, wireless cable and private cable systems, unlike hardwire cable systems, are not required under the FCC's "must carry" rules to retransmit a specified number of local commercial television or qualified low power television signals.

                  Due to the regulated nature of the cable industry, the Company's growth and operations may be adversely impacted by the adoption of new, or changes to existing, laws or regulations or the interpretations thereof.

                  Copyright. Under the federal copyright laws, permission from the copyright holder generally must be secured before a video program may be retransmitted. Under Section 111 of the Copyright Act, certain "cable systems" are entitled to engage in the secondary transmission of programming without the prior permission of the holders of copyrights in the programming. In order to do so, a cable system must secure a compulsory copyright license. Such a license may be obtained upon the filing of certain reports with the payment of certain fees to the U.S. Copyright Office. In 1994, Congress enacted the Satellite Home Viewer Act of 1994 which enables operators of wireless cable television systems to rely on the cable compulsory license under Section 111 of the Copyright Act.

PRIVATE CABLE BUSINESS

                  General

                  Private cable television service is a multi-channel subscription television service where the programming is received at a facility by satellite receiver and then transmitted via coaxial cable throughout private property, often multiple dwelling units ("MDUs"), without crossing public rights of way. Private cable companies operate under agreements with private landowners to service a specific MDU institution or commercial establishment.

                  Since 1992, the Company has offered private cable television services to various colleges, universities, hospitals and nursing home facilities, primarily in the northeastern United States. To date, the Company has entered into or been awarded contracts with 21 facilities, of which 16 are currently receiving programming from the Company. The Company believes that it has developed the necessary skills and "know-how" over time to deliver a quality product and that it has achieved a favorable reputation with its existing customer base. It also believes that this business can be expanded on a national basis with appropriate funding.

                  Agreements with Institutions

                  The Company has long-term agreements to provide service to 21 facilities (16 of which are currently operational) for students and patients, with approximately 8,350 outlets, at the following locations:

                  Seton Hall University, South Orange, NJ - on line since 1992

                  Fairleigh Dickinson University, Teaneck, NJ - on line since
                  1992

                  Manhattanville College, Purchase, NY - on line since 1992

                  Maritime College, SUNY, Bronx, NY - on line since 1993

                  Wagner College, SUNY, Bronx, NY - on line since 1993

                  Greenhill Retirement Community, West Orange, NJ - on line since 1992

                  Sarah Frances Nursing Home, Boonton, NJ - on line since 1994

                  Immaculata College, Immaculata, PA - on line since 1994

                  Georgian Court College, Lakewood, NJ - on line since 1994

                  Montclair State College, Montclair, NJ - Phase I on line since 1995

                  Fordham University, Manhattan, NY - on line since 1995

                  Jesuits of Fordham, Inc., Bronx, NY  - on line since 1995

                  Kean College, Union, NJ - on line since 1995

                  Curry College, Milton, MA - on line since 1995

                  Mount Olive College, Mount Olive, NC - on line since 1995

                  V.A. Medical Center, East Orange, NJ - on line since February 1996

                  Montclair State University, Montclair, NJ - Phase II projected on line in September 1996

                  North Carolina A&T State University, Greensboro, NC - projected on line in September 1996

                  Ohio Valley College, Parkersburg, WV- projected on line in September 1996

                  Iona College, New Rochelle, NY - projected on line in September 1996

                  College of Mount St. Vincent, Riverdale, NY - projected on line in September 1996


                  From the date a contract is signed, it generally takes approximately three months to complete an installation and to make a site operational or place it "on line". Except for nursing homes and for Manhattanville College, where the Company bills students directly, the Company receives its fees on a monthly basis (nine (9) months a year) from these institutions, which include such charges in the tuition or other fees to students or residents of the subject facilities. The Company believes that the potential market for this segment of its business is, in the near term, located in the Eastern portion of the United States and is represented by hundreds of thousands of potential viewers. The Company has the ability under its standard form of agreement to create its own form of "TV Guide" for distribution to students and patients, as the case may be. None of the Company's revenues to date include fees from advertisers. However, at such time as the Company's subscriber base achieves "critical mass", estimated at 15,000 outlets, the Company believes that it will have the ability to obtain revenues from advertisers seeking to reach the Company's subscribers who the Company believes are a favored category of consumer for many product manufacturers and service providers.

                  Sales and Marketing

                  The Company's sales and marketing efforts in the private cable business have and will continue to focus primarily upon institutions with concentrated populations, such as colleges and universities with dormitories, hotels, hospitals, nursing homes and other MDUs. The Company also believes that it will be able to expand its subscriber base by offering service to commercial businesses such as office buildings. Institutional subscribers are asked to commit to long-term agreements. Some state institutions are prohibited from entering into long term agreements, but the Company believes that once it has wired the subject facility and provided private cable television service the relationship will become one of long term duration.

                  Competition

                  The Company's competition in the residential private cable business consists of numerous private cable operators located throughout the United States, none of which is deemed to be a dominant factor. The Company considers this business to be fragmented and subject to consolidation. Numerous companies, including local cable operators, across the country have begun to pursue institutional business in direct competition with the Company. In addition to this competition, any conventional cable operator as well as any other cable television programming distributor can service these institutions in direct competition with the Company. The Company believes, however, that its experience and "know-how" in this field and customer endorsements to potential clients will greatly assist the Company when competing for this business.

                  Regulation

                  The 1996 Act changed the rules with respect to the 1992 Cable Act's uniform rate requirement and MDUs. Prior to the adoption of the 1996 Act, franchised cable operators were required to offer uniform rates within franchise areas and with respect to bulk service contracts for MDUs. Now franchised cable operators may establish different rates across franchise areas in which they are subject to effective competition and may offer bulk service contracts to MDUs without any uniform pricing requirement, except that the franchised cable operator may not engage in predatory pricing, which concept is undefined in the 1996 Act. This may result in the Company experiencing more significant price competition in its private cable business in the future.

TRADEMARKS, COPYRIGHTS, PATENTS

                  The Company holds no copyrights or patents but has received a federal service mark registration for the name Magnavision. The Company does not believe that theses proprietary rights are material to its business.

PERSONNEL

                  The Company currently has a staff of 11 full time employees (6 in sales, installation, customer service and marketing, 3 in an administration capacity, and 2 in management) and various part time consultants, advisors and subcontractors, none of whom is a member of a union. The Company does not plan to expand its staff until it begins to generate sufficient revenue or receives funding to support expansion. The Company considers its relationship with its employees to be excellent.

CACOMM, INC.

                  Cacomm, Inc., a New Jersey corporation ("Cacomm"), is the majority shareholder of the Registrant. As of the date of this Form 10-K, Cacomm owns approximately 80.3% of the Registrant's outstanding common stock. All of the directors of the Registrant are also directors of Cacomm. Nicholas Mastrorilli, Sr., holder of approximately 33% of the capital stock of Cacomm, is Chairman of the Board and President of the Registrant, and certain other officers and directors of Cacomm are also directors and officers of the Registrant.

                  Cacomm is a 25% partner in a general partnership known as The Grand MMDS Alliance (the "Alliance"), a designated selectee of the FCC for four MMDS channels in the New York metropolitan market. The possibility exists that the Alliance could commence business in direct competition with the Registrant. However, the Alliance has not commenced operations as of the date of this report. The Company has initiated discussions with the Alliance (the controlling persons of which are unaffiliated with the Registrant) for the purpose of exploring various alternatives relating to the MMDS channels held by the Alliance. However, such discussions have not proven fruitful in the past, and there is no assurance that such discussions will be productive in the future.

ITEM 2.      PROPERTIES

                  The Registrant's principal offices are located at 1725 Highway 35, The Wedgewood Building, Wall, New Jersey, where it occupies approximately 1200 square feet under a lease agreement which expires in March, 1997.

                  As part of the Channel Leasing Agreement with the Department, the Company acquired the right to use a portion of the Department's transmitting space at the Empire State Building, in Yonkers, New York and on Staten Island, New York. The Company pays no additional consideration for this space beyond the fees due to the Department under the Channel Leasing Agreement.

ITEM 3.      LEGAL PROCEEDINGS

                  The Company is a party to certain litigation incidental to its business, which management does not believe will have a material adverse effect on its business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                  P A R T   I I


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

                  (a) The Registrant's Common Stock is traded in the over-the-counter market. There is no established public trading market. The range of high and low bid and ask quotations, as reported by the National Quotation Bureau Incorporated, for the Registrant's common stock through the quarter ended December 31, 1995 is as follows:

                                      BID PRICES                                                    ASK PRICES
1995                        HIGH                  LOW                                        HIGH             LOW
- -----------------------------------------------------------------------------------------------------------------
January 1
Through                     0.12                 0.12                                         N/A             N/A
March 31

April 1
Through                     0.25                 0.25                                         N/A             N/A
June 30

July 1
Through                     0.25                 0.12                                         N/A             N/A
Sept. 30

Oct. 1
Through                     0.25                 0.12                                         N/A             N/A
Dec. 31

                                      BID PRICES                                                    ASK PRICES
1994                        HIGH                  LOW                                        HIGH             LOW
- -----------------------------------------------------------------------------------------------------------------
January 1
Through                     1.00                 1.00                                        3.00            3.00
March 31

April 1
Through                      .50                  .50                                        1.50            1.50
June 30

July 1
Through               * Unpriced                 -                                           -               -
Sept. 30

Oct. 1
Through                      .13                  .13                                        1.13            1.13
Dec. 31

- --------
*  Listed in "Pink Sheets" Without Prices

Note: The information is compiled from sources believed to be accurate but the Registrant cannot guarantee its accuracy. The above quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions.

                 (b) As of June 24, 1996, according to the Registrant's transfer agent, the approximate number of holders of record of the Registrant's common stock was 551.

                 (c) The Registrant has never paid any cash dividends on its Common Stock and none are presently anticipated. Under the Company's agreements with its lenders, the Company is prohibited, without the consent of the lenders, from declaring or paying any dividends on its Common Stock until the loans made by the lenders have been repaid in full.

ITEM 6.      SELECTED FINANCIAL DATA

                 The following is a summary of selected financial data. This data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8-Financial Statements and Schedules."

Income Statement Data

                                                            Years Ended December 31,
                      ---------------------------------------------------------------------------------------------
                           1995                 1994                 1993                1992              1991
                      --------------       -------------        -------------        -----------        -----------
Revenues              $     666,366        $     516,053        $     385,512        $   273,521        $     8,336
                      =============        =============        =============        ===========        ===========

Net (Loss) (1)        $    (844,493)       $    (531,863)       $    (805,120)       $  (432,663)       $(1,417,344)
                      =============        =============        =============        ===========        ===========

Loss Per
Common Share(2)       $        (.03)       $        (.02)       $        (.03)       $      (.02)       $      (.06)
                      =============        =============        =============        ===========        ===========

Balance Sheet Data

                                                                         At December 31,
                                     ---------------------------------------------------------------------------------------
                                        1995               1994              1993                1992              1991
                                     -----------        -----------       -----------         -----------        -----------
Working Capital (Deficit)            $  (213,988)       $  (209,103)       $  (385,948)       $  (117,317)       $   123,698
                                     ===========        ===========        ===========        ===========        ===========

Total Assets                         $ 2,065,771        $   689,593        $   569,970        $   790,557        $   978,076
                                     ===========        ===========        ===========        ===========        ===========

Long Term Debt                       $ 2,678,784        $    58,776        $   142,898        $   121,232        $   161,392
                                     ===========        ===========        ===========        ===========        ===========

Stockholders' Equity (Deficit)       $(1,272,472)       $    12,004        $  (111,133)       $   177,037        $   434,701
                                     ===========        ===========        ===========        ===========        ===========

(1) The 1993 net loss includes a bad debt of $407,722 relating to a shareholder loan. In 1991, the Company was not operating and incurred a loss due to payment of preoperating wages and general and administrative expenses.

(2)   See Note 12 in the financial statements included in Item 8.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                  All of the Company's current revenues are derived from its private cable operations. The wireless channel capacity operations have not commenced; therefore, no revenue has been derived from the wireless operation.

                  The Registrant and its wholly owned subsidiary began service in February 1992 to various colleges and nursing home facilities in the New York/New Jersey area utilizing direct satellite technology. This involves the use of antennas which are installed at the facility and then separately wired on a room-by-room basis. As of May 31, 1996, the Company has long-term agreements with 16 facilities under which it is currently providing service to students and patients through approximately 5,050 outlets in rooms and common areas at such institutional facilities. The Company recently entered into contracts with an additional five institutions representing approximately 3,300 outlets and expects additional contracts to be signed in the near future. The Company intends to complete installation at the five new institutions so as to go on line in September of 1996. The majority of the facilities using the Company's private cable service are in New Jersey and New York, but the market area currently reaches from North Carolina to Massachusetts.

                  Many colleges and nursing homes in the United States do not have cable television, but the current trend is for these institutions to install cable television. Management feels that this trend, coupled with the fact that the Company can offer cable services normally not provided by the traditional wired cable companies, should permit significant subscriber expansion in the future. Each installation is comprised of a number of billing outlets. A billing outlet represents a hookup for a television. The Company collects revenue from each television on-line. For the most part, the colleges are on a nine month billing cycle starting in September and ending in June of the subsequent year. The nursing homes and hospital are on a 12 month billing cycle.

1995 vs. 1994

                  The net loss for 1995 was $844,493, compared to $531,863 for 1994. The net loss from the private cable operation was $245,111 in 1995, compared to $111,341 for 1994. The loss from the Company's wireless cable business for 1995 was $599,382, which related to expenses such as professional fees, engineering fees, salaries and channel lease expenses, compared to $420,522 for 1994.

                  Revenues in 1995 increased by 29% to $666,366 from $516,053 in 1994. The increase was due to the addition of 1,561 outlets in 1995 and the inclusion of a full year's income for the outlets added in 1994.

                  Operating expenses primarily consist of salaries, depreciation and amortization, and general and administrative expenses. General and administrative expenses primarily consist of salary payroll taxes, insurance, professional expenses and channel lease costs. Operating expenses increased 38% to $1,122,167 in 1995 from $810,361 in 1994. The major increases in general and administrative expenses included an increase in professional fees of $138,637 over 1994 and an increase of channel lease expenses of $107,656 over 1994. Salary increased $64,127 over 1994 to $383,884, primarily due to raises and increase of staff over 1994.

1994 vs. 1993

                  The Company had a loss from operations of $492,520 in 1994, or 37% less than the loss sustained in 1993 of $777,952.

                  Revenues in 1994 increased by 34% to $516,053, compared to revenues of $385,512 in 1993. The increase was substantially due to a 24% increase in private cable outlets to 2,640 at the end of 1994. The Company added 628 outlets in 1994 and 689 in 1993. In addition, 1994 reflects the collection of full year's income from the 1993 installed outlets.

                  Operating expenses decreased by 15% in 1994 to $810,361 from $953,512 in 1993. However, after excluding a provision in 1993 of $407,722 for a doubtful shareholder loan, the 1994 operating expense increased by $264,571 from 1993. Officers' salaries increased by $112,414, primarily due to raises given personnel who, in management's opinion, were being paid below market. General and administrative expenses increased by $108,962, which increase was substantially due to professional fees and channel lease expenses.

LIQUIDITY AND CAPITAL RESOURCES

                  For the year ending December 31, 1995, the total cash decreased by $7,704. The net cash used in the operating activities increased from $374,168 in 1994 to $589,685 in 1995, primarily due to increased losses in operations.

                  The cash used in investing activities increased by $1,102,539 to $1,176,683. The increase relates primarily to the investment in the channel lease of $900,277, coupled with the $281,591 increase in purchases of property and equipment.

                  Cash flow provided by financing activities increased $1,184,585 to $1,758,664 in 1995. Cash flow from financing activities principally came from the proceeds of senior indebtedness.

                  For the year ending December 31, 1994, the total cash increased by $125,767 and total working capital increased by $176,845. The net cash used in the operating activities increased from $236,095 in 1993 to $374,168 in 1994 primarily due to increased losses in operations after excluding the reserve for a shareholder's loan in 1993.

                  The cash used in investing activities decreased by $97,922 to $74,144 in 1994. In 1993, the Company used $141,891 to increase loans to shareholders. The Company also increased capital expenditures from $30,175 in 1993 to $78,704 in 1994. The increase was used to build out more outlets in the private cable business.

                  Cash flow from the financing activities increased by $89,289 to $574,079 in 1994. Cash flows from financing activities principally came from the sale of the Company's stock.

                  Since the inception of service in 1992, the Company has experienced operating losses and negative cash flow. In addition, at December 31, 1995 the Company had a working capital deficiency and shareholder deficit.

                  The Company's business is not as capital intensive as traditional cable companies, which should provide it with a competitive advantage. The Company's capital commitments at December 31, 1995 include additional capital to construct facilities at the Department of Education of the Archdiocese of New York and capital to expand the number of institutions the Company is currently servicing in its private cable business.

                  The Company plans to meet short term liquidity requirements with the funds available under the amended lending facility described below. On a long term basis the Company intends to create liquidity and to take advantage of the current marketplace interest in wireless spectrum that it controls by exploring various strategic alternatives relating to the Channel Lease Agreement, including potential strategic alliances, joint ventures or a sale or other disposition of the Company's rights under such agreement. Allen & Company Incorporated has been retained to assist the Company in these endeavors. Also, management believes that the continued expansion of the Company's private cable operations should produce positive cash flows in the future.

                  However, no assurances can be given that the Company will be able to successfully accomplish the strategic alternatives relating to the Channel Lease Agreement or expand the private cable operations to produce positive cash flows.

                  In August 1995, the Company entered into a $5 million lending facility with a bank and two small business investment companies. The Company borrowed $2,637,000 under the lending facility at closing. The funds were used to pay the $900,277 escrow deposit (recorded as a prepaid lease payment) required to maintain the wireless license of the Company under its agreement with the Department and redeem 4,876,354 shares of Common Stock which were being sold by a bank in partial settlement of a loan to a non-management shareholder which was secured by the shares. (The Company issued 250,000 shares of Common Stock to the non-management shareholder in consideration of his assistance in this transaction and an additional 200,000 shares of Common Stock to other non-management shareholders who assisted in facilitating this transaction.) The balance of the proceeds were used to pay closing costs related to the debt agreement and to provide additional working capital. The remaining amounts available under the lending facility are to be advanced based on the present value of projected cash flow from contracts for new outlets, with the funds advanced to be used for the equipment and construction costs of installation of additional outlets and for working capital.

                  The debt agreement contains a prepayment penalty for two years and places limits on stock sales, payment of dividends and management compensation. The agreement also contains several covenants covering, among other items, financial reporting and target performance levels the Company must meet.

                  As of December 31, 1995, the Company had not met several covenants under the agreement and as of the end of the first quarter of 1996 the Company had not made the first quarter interest payment required under the agreement. The Company amended the agreement with the lenders on June 3, 1996. As part of the amendment, the defaults were either waived or cured. The Company is to receive $1.2 million of the remaining available amount under the existing lending facility without regard to the present value of projected cash flow of new contracts, with the remaining balance of the $5 million to be advanced based on the present value formula.

                  The original agreement required the Company to issue warrants to the lenders to purchase 9,677,486 shares of Common Stock. The exercise price was $.27 for warrants to purchase 2,438,177 shares and $.38 for warrants to purchase 7,239,309 shares. The warrants expire on August 27,2003. The Company is also required to issue additional warrants to purchase 360,000 shares of its Common Stock at an exercise price of $.38 in satisfaction of certain investment banker and finders fees previously agreed to. Under the amended agreement the Company issued warrants to purchase an additional 7,410,930 shares to the lenders. The exercise price of the new warrants is $.27 and they expire on June 4, 2004. The amendment requires the lenders to surrender to the Company warrants for the purchase of up to 6,884,890 shares if, as and when the Company complies with certain conditions outlined in the agreement. The amendment has a put/call option in the event that the Company sells a significant asset. See "Item 13-Certain Relationships and Related Transactions" for further information with regard to the transactions described above.

                  Management feels that inflation and changing prices will have a minimal effect on operations. The above should be read in conjunction with the Company's financial statements included elsewhere herein.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                       See pages 35 and F-1 through F-17.


ITEM 9       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURES

                  Effective as of January 1, 1996, at the request of, and pursuant to agreements entered into by the Company with its lenders, the Company appointed new independent accountants, KPMG Peat Marwick, LLP, to audit the Company's financial statements commencing with the fiscal year ending December 31, 1995, replacing Lawson, Rescinio, Schibell & Associates, P.C. The Company's Board of Directors recommended and approved such decision. The Company's former accountants' report on the Company's financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

                  During the Company's two most recent fiscal years there were no disagreements with Lawson, Rescinio, Schibell & Associates, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. However, following the appointment of KPMG Peat Marwick, LLP, both accounting firms consulted with each other and agreed that amounts carried on the Company's balance sheet as organization costs should have been written off over a five year period commencing in 1991 and a portion of amounts carried on the Company's balance sheet as capitalized construction costs should have been written off in 1992 and the balance reclassified to property and equipment. Such changes were reflected in the Form 10-K/A for the year ending December 31, 1995 filed on February 8, 1996 with the Securities and Exchange Commission (the "SEC") and the report of Lawson, Rescinio, Schibell & Associates, P.C. is contained therein.

                  The Company has provided its former accountant with a copy of the disclosures contained in this item, and has requested such firm to furnish it with a letter addressed to the SEC stating whether it agrees with the statements made by the Company. Such letter is included as Exhibit 16 to this Form 10-K.

                               P A R T    I I I

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table sets forth certain information with respect to the directors and officers of the Registrant. These individuals serve in the same capacities with Magnavision - N.J.

                                                                                         Director or
Name                                  Age                 Position                      Officer Since
- ----                                  ---                 --------                      -------------
Nicholas Mastrorilli, Sr.             56            Director, Chairman,                    1989
                                                          President

Nicholas Mastrorilli, Jr.             33            Director, Vice President -             1991
                                                          Administration

Patrick Mastrorilli                   31            Director, Vice President -             1991
                                                          Marketing

Keith M. Heilos                       33            Vice President - Customer              1991
                                                          Relations

Brian Mastrorilli                     27            Vice President -                       1991
                                                          Technical Operations

                  The above directors and officers will hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified. Nicholas Mastrorilli, Jr., Patrick Mastrorilli and Brian Mastrorilli are brothers. Their father, Nicholas Mastrorilli, Sr. is a Director, Chairman and President of the Registrant. Arnold Dauer, an advisor to the Registrant (see below) performs services that would otherwise be performed by a senior officer of the Registrant.

                  Nicholas Mastrorilli, Sr., Chairman of the Board and President of the Registrant from the Company's inception in June 1989 to the present; Chairman and President of Cacomm, Inc., a company in the business of producing television programming and video commercials since April 1991 and Executive Vice President from 1981 to 1991. Mr. Mastrorilli as Executive Vice President of Cacomm, Inc. from 1981 to 1989 directed all of such company's video production and distribution business as well as its research and development activities in wireless communications. As a result, Mr. Mastrorilli has extensive experience in cable network broadcasting and information and communication systems. During his tenure at Cacomm, Inc. Mr. Mastrorilli introduced many original concepts to cable systems including, in 1981, television home shopping, "The Franchise Show", a concept created to introduce franchises and business opportunities to the general public transmitted via satellite nationwide on the Financial News Network, "Racing From Monmouth Park", a first time thoroughbred racing show, and "Nightlife" a show produced on location at various casinos in Atlantic City, which won the Cape Award from the Cable Television Network Awards Committee for programming excellence.

                  Mr. Mastrorilli, while Executive Vice President of Cacomm, Inc., one of the first cable programming production companies, was one of the original creators of advertiser supported programming for the cable industry in New Jersey. Mr. Mastrorilli also established the first regional cable television advertising interconnect in New Jersey in 1981. Infomercials, as they are called today, are believed to be a creation of Mr. Mastrorilli who, in 1981, called them 30 minute sellathons.

                  Mr. Mastrorilli was also responsible for the successful acquisition of wireless cable channel capacity for the Registrant from the New York Catholic Archdiocese. This cooperative business opportunity established the Registrant as the first company to ever sign an agreement with the New York Catholic Archdiocese for multiple-channel leasing. Mr. Mastrorilli is listed in the Who's Who Registry, Worldwide Platinum Edition.

                  Nicholas Mastrorilli, Jr., Vice President of administration since April of 1991. Mr. Mastrorilli, Jr. has also served as Vice President of Cacomm, Inc. from April 1991 to the present. He also served as director of administration of Cacomm, Inc. from January 1986 to April of 1991. He is responsible for the administrative functions of the Registrant. Until December 31, 1995 Mr. Mastrorilli, Jr. was the Registrant's Chief Financial Officer. Mr. Mastrorilli, Jr., now oversees all day-to-day functions of an administrative nature and assists the Registrant's new Chief Financial Officer with various financial matters, including accounts receivable, accounts payable, payroll, and working capital accounts. In addition, Mr. Mastrorilli, Jr. is responsible for all project construction financial analysis including spreadsheet projection preparation and profitability recommendations. Mr. Mastrorilli, Jr. prepares all reports covering all the above areas of responsibility. He has installed a computerized accounting system for the Company to more efficiently control the marketing and sales of local and national programming ventures. He has eight years of experience in the wireless cable industry serving as Director of Administration of Cacomm, Inc. Cacomm is also an equal partner in the Grand Alliance, a wireless cable television company. Mr. Mastrorilli, Jr. is currently serving as Vice President of Administration for Magnavision Corporation and has been directly involved with the business since its inception.

                  Patrick F. Mastrorilli, Vice President of Marketing since April 1991. He also served as Vice President of Cacomm, Inc. from April 1991 to the present. He also served as Director of Sales and Marketing of Cacomm, Inc. from January 1986 to April of 1991. He is responsible for all sales and marketing functions. He institutes and implements advertising campaigns designed to attract additional subscribers to Magnavision's services, as well as overseeing all right-of-entry negotiations with building owners, management companies, colleges, and nursing homes. Mr. Mastrorilli has eight years of experience in the wireless cable field serving as Director of Sales and Marketing of Cacomm, Inc. Mr. Mastrorilli, currently serving as Magnavision's Vice President of Marketing, has worked for the Company since its inception. He has successfully negotiated and signed agreements totaling over six million dollars on behalf of the Company. Non-profit volunteer work is also of interest to Mr. Patrick Mastrorilli who has organized and promoted fund-raising events for Muscular Dystrophy, the Arthritis Foundation, the Foodbank of New Jersey, and the American Cancer Society, just to name a few.

                  Keith M. Heilos, Vice President, Customer Relations at Magnavision since April 1991. Prior to 1991, Mr. Heilos served as Director of Video Production for Cacomm, Inc. from July of 1987 to April 1991. He has co-produced and co-directed a number of productions for Cacomm, Inc. including "The Franchise Show", aired on "Financial News Network" nationwide, directed and co-produced "The United States Shopping Network", a nationwide home shopping network, and has been directly involved in numerous other video productions. Mr. Heilos is directly responsible for customer relations and is the liaison between Magnavision and its client base. Mr. Heilos has served actively in numerous community affairs. He has been a member of the local volunteer fire company for the past ten years, presently serving as Chief. He devotes additional free time to such fund raisers as the New Jersey Burn Center and drug and alcohol awareness programs.

                  Brian J. Mastrorilli, Vice President, Technical Operations since April 1991. Prior to 1991, Mr. Mastrorilli served as Director of Technical Operations for Cacomm, Inc. from May of 1988 to April 1991 and Vice President of Cacomm, Inc. from April 1991 to the present. He previously served as Technical Director for Video and Audio operations for Cacomm, Inc. His accomplishments have included the design and construction of a complete three camera studio facility with editing suites. Mr. Mastrorilli is presently responsible for all the Company's technical projects. He has co-produced and co-directed "The Franchise Show" aired on the "Financial News Network" nationwide via satellite and the "United States Shopping Network" a shop-at-home satellite delivered home shopping network. Mr. Mastrorilli is currently the Company's system designer and construction coordinator. He is responsible for all job site equipment requisitions. Mr. Mastrorilli is also responsible for the design and construction of all the Company's TVRO earth stations and distribution systems. He has designed CATV systems supplying over 16,200 students in New Jersey, New York and Pennsylvania. These include Seton Hall University, Fairleigh Dickinson University, Manhattanville College, State University of New York, Wagner College, Immaculata College, Georgian Court College, Montclair State University, Fordham University, Greenhill Memorial Center for Woman and Sarah Frances Nursing Home. Mr. Mastrorilli is also responsible for all of the company's "point to point" 18 GHz microwave paths. This includes all FCC licensing, design, purchase and construction.

                  Jeffrey Haertlein, age 47, was elected as the Company's Chief Financial Officer effective as of January 1, 1996 with responsibility for all of the Registrant's financial matters. Mr. Haertlein was previously Assistant Vice President of Midlantic Corporation from 1978 to 1995 with responsibility for day-to-day financial functions including internal reporting, special projects and financial planning for such bank holding company and its various subsidiaries. Prior thereto and from 1977 to 1978 Mr. Haertlein was employed by Chase Manhattan Bank in the capacity of Internal Auditor. Mr. Haertlein received a B.A. degree from Monmouth College in accounting/marketing and is currently attending such institution in pursuit of a Masters in Business Administration.


                                    ADVISORS

                  Arnold Dauer, age 59, is an advisor to the President of Magnavision regarding all aspects of the Registrant's business and has performed such function from June 1989 to the present, and has provided general business consulting services to Cacomm, Inc. (the major shareholder of Magnavision Corporation) from 1985 to the present. Mr. Dauer was creator and founder of various businesses including Allaire State Bank, where he also served on the Board of Directors from 1971 until the bank merged into The National Community Bank in December of 1982. Mr. Dauer served as Vice President in charge of operations and was co-founder of "Cathy Arnold", a small chain of retail apparel stores, and also served as Vice President of Reid Manufacturing, Inc., a manufacturer of apparel, from 1959 until the businesses were sold in 1980. Mr. Dauer was President and founder of Professional Auto Leasing ("PAL"), one of the largest auto and equipment leasing companies operating in the tri-state area from 1976 to 1989. During the recession in the late 1980's, a large number of auto leasing defaults occurred, resulting in various corporate loans being called by the financial institution which financed PAL. Mr. Dauer, having personally guaranteed such loans, was forced to file for relief with the U.S. Federal Bankruptcy Court. Mr. Dauer, active in local community affairs, has served as President for both the Jaycees and Kiwanis.


ITEM 11. EXECUTIVE COMPENSATION

                  Set forth below is the aggregate remuneration paid or accrued by the Registrant during the years ended December 31, 1995, 1994 and 1993 to the Company's Chief Executive Officer. No other executive officer of the Company received salary and bonus aggregating in excess of $100,000 in any of those years.

                  At present, none of the current officers have employment agreements with the Registrant.


                                 SUMMARY COMPENSATION TABLE



                                                                                                           Securities
                                                                                                           Underlying
                                                                                     Restricted             Options/
                                                                                       Stock                Warrants
Name & Principal Position               Year                    Salary                 Awards                   #
- -------------------------               ----                    ------               ----------           ------------
Nicholas Mastrorilli, Sr.,              1995                  $111,771               $   --                     --
CEO                                     1994                    90,591                18,750                1,000,000
                                        1993                    88,840                   --                     --


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

                  (a)      Security Ownership of Certain Beneficial Owners:

                  The following table contains information as of June 24, 1996 as to the beneficial ownership of shares of Common Stock of the Registrant of each person who, to the knowledge of the Registrant at that date, was the beneficial owner of 5% or more of its outstanding shares.


 Name and Address                 Amount and Nature
of Beneficial Owner             of Beneficial Ownership           % of Class
- -------------------             ------------------------          ----------
Cacomm, Inc.                         18,417,782 (1)                 80.3%
1725 Route 35
Wall, NJ  07719

KOCO Capital Company                  6,835,364 (2)                 23.0.%
111 Radio Circle
Mt. Kisco, NY  10549

IBJ Schroder Bank &                  10,253,046 (3)                 30.9%
  Trust Company
One State Street
New York, NY  10004

(1) Includes 300,000 shares which are subject to purchase by third parties pursuant to options granted by Cacomm, Inc. on such shares.

(2) Constitutes shares subject to currently exercisable warrants issued to KOCO Capital Company.

(3) Constitutes the aggregate number of shares subject to currently exercisable warrants issued to IBJ Schroder Bank & Trust Company (6,835,364) and its affiliate, IBJS Capital Corporation (3,417,682).

          (b)     Security Ownership of Management:

                  Set forth below is certain information, as of June 24, 1996, concerning the number and percentage of shares of Common Stock of the Registrant owned of record and beneficially by each officer and director of the Registrant (including Nicholas Mastrorilli, Sr., the Company's Chairman of the Board and President) and by all officers and directors as a group.

    Name of                          Amount and Nature of
Beneficial Owner                     Beneficial Ownership        % of Class
- ----------------                     --------------------        -----------
Nicholas Mastrorilli, Sr.                1,055,535 (1)               4.4%

Nicholas Mastrorilli, Jr.                  296,344 (2)               1.3%

Patrick Mastrorilli                        331,220 (3)               1.4%

All Officers and Directors
as a Group (5 persons)                   2,320,539 (4)               9.7%


- ----------
(1) Includes 994,075 shares subject to currently exercisable warrants and options held by Mr. Mastrorilli, Sr., but does not include 18,417,782 shares held by Cacomm, Inc., of which Mr. Mastrorilli, Sr. owns approximately 33% of the outstanding shares (and, with members of his family, has the right to acquire an additional 19% on a fully diluted basis) and is the president and a director. Nicholas Mastrorilli, Jr. and Patrick Mastrorilli are also directors and own an insignificant amount of Cacomm, Inc. stock. Mr. Mastrorilli, Sr. disclaims any beneficial ownership of the shares of the Company owned by Cacomm, Inc.

(2) Constitutes shares subject to currently exercisable warrants and options held by Mr. Mastrorilli, Jr.

(3) Includes 327,799 shares subject to currently exercisable warrants and options held by Mr. Mastrorilli.

(4) Includes 2,182,174 shares subject to currently exercisable warrants and options held by all officers and directors.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  As described in Part I of this Form 10-K, in August 1995, the Company obtained a $5,000,000 lending facility from IBJ Schroder Bank & Trust Co., IBJS Capital Corporation and KOCO Capital Company, L.P. (the "Lenders"). Approximately $2,637,000 of that amount was furnished to the Company at the time the facility was entered into, and the remainder is to be advanced based on the present value of the projected cash flow from new contracts with purchasers of the Company's private cable television service, with the funds advanced to be used for equipment and construction costs incurred in connection with installation of the new outlets and for working capital. In connection therewith the Company executed 12% interest-only promissory notes, the principal of which is due on February 26, 2001. The proceeds furnished at the time the lending facility was entered into were utilized to fund an escrow deposit for system configuration required under the Channel Lease Agreement, to repurchase approximately 18% of the Company's issued and outstanding capital stock (see discussion below) and to provide working capital. In connection with obtaining the lending facility, the Company issued to the Lenders warrants expiring on August 27, 2003 to purchase approximately 27% of the Company's Common Stock on a fully diluted basis at exercise prices of $.38 and $.27 per share. Under the terms of the lending facility, the Lenders also have the right to designate two of the Company's five directors and the Company has agreed to various covenants. In connection therewith the Company is also required to issue additional warrants to purchase 360,000 shares of its Common Stock at an exercise price of $.38 in satisfaction of certain investment banking and finder fees. The obligations of the Company under the lending facility are secured by the Channel Lease Agreement and the Company's private cable service contracts.

                  On June 3, 1996 the Company and its Lenders amended the terms of the lending facility. Pursuant thereto, the Lenders agreed to waive existing defaults and provide up to $1,200,000 of the remaining amount available under the lending facility toward the Company's working capital requirements (of which approximately $470,000 was advanced to the Company on June 4, 1996) without regard to the present value formula referred to above. In exchange therefor, the Company agreed to issue warrants ("New Warrants") to purchase additional shares of Common Stock, representing approximately 12% of the Company's Common Stock on a fully diluted basis, at an exercise price of $.27 per share. The New Warrants expire on June 4, 2004. The amended agreements require the Lenders to surrender to the Company warrants representing the right to purchase 6,884,890 shares if, as and when the Company complies with certain conditions outlined in the amended agreements. In addition, the Lenders each have the right to require the Company to repurchase certain, and the Company has the right to repurchase all, of the warrants held by the Lenders under certain conditions. The Lenders also have the option, under certain circumstances, to designate three out of the five directors of a subsidiary which owns the Company's rights under the Channel Lease Agreement and under such circumstances, will receive a proxy to vote the shares thereof.

                  The description of the terms and conditions of the agreements with the Lenders is qualified in its entirety by reference to the entire agreements, copies of which have been filed as exhibits to this Form 10-K.

                  As indicated above, a portion (i.e., $760,000) of the proceeds advanced by the Lenders to the Company in August 1995 was used to redeem shares of Common Stock registered to George S. Callas, a non-management shareholder, which shares represented approximately 18% of the Company's issued and outstanding Common Stock at the time of the redemption. The redemption of the shares was required pursuant to the Company's agreements with the Lenders. The shares had been pledged by Mr. Callas to a bank to secure a loan made to him, and were being sold by the bank in partial settlement of the loan. The redemption by the Company was made pursuant to a right of first refusal which Mr. Callas had been granted by the bank, and which right had been assigned by Mr. Callas to the Company. The $760,000 paid to redeem the shares matched an offer received by the bank from an unaffiliated third party. The Company issued 250,000 shares of Common Stock to Mr. Callas in consideration of his assistance in this transaction and an additional 200,000 shares of Common Stock to other non-management shareholders who assisted in facilitating this transaction and obtaining the lending facility from the Lenders.

                  The Company had previously loaned $407,722 to Mr. Callas in years prior to 1994. No portion of that loan has been repaid and the Company wrote off the loan receivable as of December 31, 1993 after learning that Mr. Callas had filed for bankruptcy protection in 1994.

                                P A R T   I V


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
         ON FORM 8-K

     (a)   (1)   Financial Statements.  The following financial statements are included in Part II, Item 8:

                                                                                                             Page
                                                                                                             ----
Reports of Independent Auditors'        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-1

Consolidated Balance Sheets as of December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .     F-3

Consolidated Statements of Operations for years ended
     December 31, 1995, 1994 and 1993             . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-4

Consolidated Statements of Stockholders' Equity as of
     December 31, 1995, 1994 and 1993             . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-5

Consolidated Statements of Cash Flows for years ended
     December 31, 1995, 1994 and 1993             . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-6

Notes to Consolidated Financial Statements            . . . . . . . . . . . . . . . . . . . . . . . . . .     F-7

     (a) (2) Schedules. All schedules are omitted since the required information is either not applicable or not present in amounts sufficient to require submission of the schedule.

     (a)   (3)   Exhibits
                                                                 Page or
                                                                 Document
Item                                                           Incorporated
 No.        Description of Document                             by Reference
- ----        -------------------------                          --------------
(2)         Merger Agreement dated September 13,                Form 8-K
            1991 between Yardley Ventures, Inc.                 dated 9/17/91
            and Magnavision Corporation

(3)    (a)  Articles of Incorporation and By Laws               Form S-1
                                                                dated 12/29/86

(3)    (b)  Amendment to Certificate of Incorporation           Form 8-K
                                                                dated 9/17/91

(10)   (a)  License Agreement dated August 20, 1990             Form 10-K
            between Magnavision Corporation and                 dated 12/31/91
            Department of Education, Archdiocese
            of New York

       (b)  Amended License Agreement dated January              Form 10-K
            6, 1994 between Magnavision Corporation              dated 12/31/93
            and Department of Education, Archdiocese of New York

       (c)  Microcell Systems Corporation Agreement              Form 10-K
            dated December 15, 1993                              dated 12/31/93

       (d)  Securities Purchase Agreement dated as of
            August 25, 1995 among the Registrant,
            Magnavision Corporation (N.J.), IBJS Capital
            Corporation, IBJ Schroder Bank & Trust
            Company and Koco Capital Company, L.P.

       (e)  Form of Senior Subordinated Note of the
            Registrant and Magnavision Corporation (N.J.)
            due February 26, 2001

       (f)  Form of Warrant to Purchase Shares of Registrant's
            Common Stock expiring on August 27, 2003

       (g) Security Agreement and Collateral Assignment dated as of August 25, 1995 among Magnavision Corporation
            (N.J.), University Connection, Inc. and IBJS Capital
            Corporation as agent

       (h)  Registration Rights Agreement dated as of
            August 25, 1995 among the Registrant and the investors listed therein

       (i) Stockholders' Agreement dated as of August 25, 1995 among the Registrant, the investors and the other parties listed therein

       (j) Non-Competition Agreement dated as of August 25, 1995 between Magnavision Corporation (N.J.) and
            Nicholas Mastrorilli, Sr.

       (k) Indemnification Agreement dated as of August 25, 1995 between the Registrant, Cacomm, Inc., and the investors listed therein

       (l) Lockbox Service Agreement dated as of August 25, 1995 among Magnavision Corporation (N.J.), University
            Connection, Inc., IBJS Capital Corporation and IBJ
            Schroder Bank & Trust Company

       (m)  Amendment No. 1 dated as of June 3, 1996 to
            Securities Purchase Agreement dated as of August

            25, 1995 among the Registrant, Magnavision Corporation (N.J.), Magnavision Wireless Cable, Inc., IBJS Capital Corporation, IBJ Schroder Bank & Trust Company and Koco Capital Company, L.P.

       (n) Amended and Restated Stockholders' Agreement dated as of June 3, 1996 among the Registrant, Magnavision Corporation (N.J), Magnavision
            Wireless Cable, Inc. and the investors and other parties listed therein

       (o) Amendment No. 1 dated as of June 3, 1996 to the Registration Rights Agreement dated as of August 25, 1995 among the Registrant and the investors listed therein

       (p) Amendment No. 1 dated as of June 3, 1996 to the Security Agreement and Collateral Assignment dated as of August 25, 1995 among Magnavision
            Corporation (N.J.) Magnavision Wireless Cable,
            Inc., Magnavision Private Cable, Inc., University
            Connection, Inc. and IBJS Capital Corporation, as agent

       (q) Amended and Restated Lockbox Service Agreement dated as of June 3, 1996 among Magnavision Corporation (N.J.), University Connection, Inc., Magnavision Private Cable, Inc., IBJS Capital Corporation and IBJ Schroder Bank & Trust Company

       (r)  Pledge Agreement dated as of June 3, 1996 between
            Magnavision Corporation (N.J.) and IBJS Capital
            Corporation as agent

       (s)  Pledge Agreement dated as of June 3, 1996 between
            Magnavision Corporation (N.J.) and IBJS Capital
            Corporation as agent

       (t)  General Indenture of Conveyance, Assignment and
            Transfer dated as of June 3, 1996 from Magnavision
            Corporation (N.J.) and University Connection, Inc.
            to Magnavision Private Cable, Inc.

       (u)  General Indenture of Conveyance, Assignment and
            Transfer dated as of June 3, 1996 from Magnavision
            Corporation (N.J.) to Magnavision Wireless Cable, Inc.

       (v) Indenture of Assumption of Liabilities dated as of June 3, 1996 from Magnavision Private
            Cable, Inc. to Magnavision Corporation (N.J.) and
            University Connection, Inc.

       (w) Indenture of Assumption of Liabilities dated as of June 3, 1996 from Magnavision Wireless
             Cable, Inc. to Magnavision Corporation (N.J.)

       (x)   Irrevocable Proxy dated June 3, 1996 issued by
             Magnavision Corporation (N.J.) to IBJS Capital
             Corporation as agent

       (y)   Form of Amended and Restated Senior Subordinated
             Notes dated June 3, 1996

       (z)   Form of Warrant to Purchase Shares of Registrant's
             Common Stock expiring on June 4, 2004

       (aa)  Letter Agreement dated July 11, 1995 between the
             Registrant, Cacomm, Inc. and George S. Callas

       (bb)  Letter Agreement dated August 25, 1995 among the
             Registrant, Midlantic Bank, N.A. and George S. Callas

       (cc)  Form of Five Year Warrant to Purchase Shares of
             Registrant's Common Stock issued to various parties during 1994 and 1995

       (dd)  Form of Indemnification Agreement for Executive
             Officers and Directors


(16)   Letter re:  change in certifying
            accountant


(21)   Subsidiaries of Registrant

(27)   Financial Data Schedule


(b)    Form 8-K

       None

                                   SIGNATURES



                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on the Company's behalf by the undersigned, thereunto duly authorized.

                                              MAGNAVISION CORPORATION



DATE:  July 19, 1996                          By: /s/ Nicholas Mastrorilli, Sr.
                                                  -----------------------------
                                                   NICHOLAS MASTRORILLI, SR.
                                                   Principal Executive Officer


                                              By: /s/ Jeffrey Haertlein
                                                  -----------------------------
                                                   JEFFREY HAERTLEIN
                                                   Principal Financial and
                                                     Accounting Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                   Title                                       Date
- ---------                                   -----                                       ----

/s/ Nicholas Mastrorilli, Sr.               Chairman, President,                        July 19, 1996
- -----------------------------
Nicholas Mastrorilli, Sr.                   Director


/s/ Nicholas Mastrorilli, Jr.               Vice President of Admin-                    July 19, 1996
- -----------------------------
Nicholas Mastrorilli, Jr.                   istration, Director


/s/ Patrick Mastrorilli                     Vice President of Marketing,                July 19, 1996
- -----------------------
Patrick Mastrorilli                         Director


Supplemental Information to be Furnished with Reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to
Section 12 of the Act.

                  As of the date hereof, the Registrant has never sent any annual report or proxy material to its security holders. If and when such annual report or proxy material is furnished to its stockholders, the Registrant shall furnish to the Commission for its information copies of such material. Such material, when furnished, shall not be deemed to be "filed" with the Commission or otherwise subject to liabilities of Section 18 of the Act (except to the extent that the Registrant specifically incorporates such material by reference in its Form 10-K).

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                          Index to Financial Statements

                                                                      Page
                                                                      ----
Independent Auditors' Reports                                          F-1

Consolidated Balance Sheets                                            F-3

Consolidated Statements of Operations                                  F-4

Consolidated Statements of Shareholders' Equity                        F-5

Consolidated Statements of Cash Flows                                  F-6

Notes to Consolidated Financial Statements                             F-7

                          Independent Auditors' Report

To the Board of Directors and Shareholders of:
  Magnavision Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Magnavision Corporation and Subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnavision Corporation and Subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                        KPMG Peat Marwick LLP


New York, New York
June 3, 1996

                          Independent Auditors' Report

To the Board of Directors and Stockholders of:
  Magnavision Corporation and Subsidiaries
  Wall, New Jersey

We have audited the accompanying consolidated balance sheet of Magnavision Corporation and Subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnavision Corporation and Subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                    Lawson, Rescinio, Schibell & Assoc., P.C.


Oakhurst, New Jersey
January 30, 1995

                    MAGNAVISION CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        As of December 31, 1995 and 1994


                           Assets                                               l995            1994
                                                                                ----            ----
Current assets:
    Cash and cash equivalents                                               $   235,327        243,031
    Trade accounts and other receivables                                        108,156         85,026
    Prepaid expenses                                                             12,628         22,504
    Shareholder loans receivable, net (note 2a)                                  43,861         49,046
                                                                            -----------        -------
                     Total current assets                                       399,972        399,607
                                                                            -----------        -------
Property and equipment:
    Property and equipment at cost (notes 3 and 8)                              766,779        485,188
    Less: accumulated depreciation                                             (333,870)      (214,566)
                                                                            -----------        -------
                     Property and equipment, net                                432,909        270,622
                                                                            -----------        -------
Other Assets:
    Prepaid lease expense (Note 7)                                              864,621           --
    Deferred financing costs, net of
       accumulated amortization, of $23,476 in 1995                             363,849           --
    Deferred charges                                                               --           15,019
    Deposits                                                                      4,420          4,345
                                                                            -----------        -------
                     Total assets                                           $ 2,065,771        689,593
                                                                            ===========        =======

            Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                       338,614        320,195
    Due to shareholders (note 2b)                                               144,889        178,925
    Deferred revenues                                                           102,244         70,260
    Current portion of obligations under
       capital leases (note 8)                                                   23,411         35,616
    Current portion of long-term debt (note 5)                                    3,911          2,873
    Income taxes payable (note 4)                                                   891            841
                                                                            -----------        -------
                     Total Current Liabilities                                  613,960        608,710
                                                                            -----------        -------
Long-term liabilities
    Accounts payable and accrued expenses                                        14,000         26,000
    Security deposits payable                                                    58,821         22,592
    Obligations under capital leases (note 8)                                      --           20,287
    Long-term debt (note 5)                                                      14,243           --
    Notes payable - senior debt (note 9)                                      2,637,219           --
                                                                            -----------        -------
                     Total long-term liabilities                              2,724,283         68,879
                                                                            -----------        -------
Commitments and contingencies (notes 6, 7, 8 and 10)
 Shareholders' equity (deficit):
    Common stock, $0.004 par value -
       750,000,000 shares authorized,
       27,369,451 issued and 26,816,885 issued
       and outstanding in 1995 and 1994, respectively (note 12)                 109,478        107,268
    Additional paid-in capital                                                3,988,571      3,670,764
    Accumulated deficit                                                      (4,610,521)    (3,766,028)
                                                                            -----------        -------
                                                                               (512,472)        12,004
Less 4,626,354 shares of common stock in treasury                              (760,000)          --
                                                                            -----------        -------
                     Total shareholders' equity (deficit)                    (1,272,472)        12,004
                                                                            -----------        -------
                     Total liabilities and shareholders' equity (deficit)   $ 2,065,771        689,593
                                                                            ===========         ======
                          See accompanying notes to consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES

                      Consolidated Statement of Operations

              For the Years Ended December 31, 1995, 1994 and 1993



                                                     1995           1994          1993
                                                     ----           ----          ----

Gross revenues                                 $   666,366        516,053        385,512
Cost of sales                                      355,001        198,212        209,952
                                               -----------       --------     ----------
                Gross profit                       311,365        317,841        175,560
                                               -----------       --------     ----------

Operating expenses
   Officers salaries                               280,978        264,535        152,121
   Other salaries                                  102,906         55,222         22,644
   Depreciation and amortization                   142,780        114,035        103,418
   General and administrative                      595,503        376,569        267,607
   Provision for doubtful shareholder loans           --             --          407,722
                                               -----------       --------     ----------
                Total operating expenses         1,122,167        810,361        953,512
                                               -----------       --------     ----------
                Operating loss                    (810,802)      (492,520)      (777,952)
                                               -----------       --------     ----------

Other income (expense)
   Interest expense                               (125,805)       (34,008)       (34,030)
   Interest income                                   8,913          1,526              7
   Other (note 2c)                                  84,653            771          7,190
                                               -----------       --------     ----------
                Total other income (expense)       (32,239)       (31,711)       (26,833)
                                               -----------       --------     ----------
Loss before provision for income taxes            (843,041)      (524,231)      (804,785)
Provision for income taxes (note 4)                  1,452          7,632            335
                                               -----------       --------     ----------
                Net loss                       $  (844,493)      (531,863)      (805,120)
                                               ============    ==========     ==========
Net loss per common share                      $     (0.03)         (0.02)         (0.03)
                                               ============    ==========     ==========
Weighted average number
   of shares outstanding                       $ 25,530,775    26,274,851     25,627,562
                                               ============    ==========     ==========


          See accompanying notes to consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

              For the Years ended December 31, 1995, 1994 and 1993


                                        Common         Common       Additional                                      Total
                                        Stock           Stock         Paid-in    Accumulated      Treasury          Share-
                                        Shares         Amount         Capital      Deficit          Stock          Equity
                                        ------         ------         -------      -------          -----          ------
 Balances, December 31,1992           25,531,885     $ 102,128       2,503,954   (2,429,045)           --          177,037

 Issuance of common stock
     Jan. 1, 1993 to Dec. 31, 1993       517,500         2,070         514,880        --               --          516,950

 Net loss                                  --              --              --      (805,120)           --         (805,120)
                                      ----------      ---------      ---------   ----------        --------    ----------

 Balances, December 31, 1993          26,049,385       104,198       3,018,834   (3,234,165)           --         (111,133)

 Issuance of common stock
     Jan. 1, 1994 to Dec. 31, 1994       767,500         3,070         651,930        --               --          655,000

 Net loss                                   --            --              --       (531,863)           --         (531,863)
                                      ----------      ---------      ---------   ----------        --------    ----------

 Balances, December 31, 1994          26,816,885       107,268       3,670,764   (3,766,028)           --           12,004

 Issuance of common stock
     Jan. 1, 1995 to Dec. 31, 1995       552,566         2,210         317,807        --               --          320,017

 Repurchase of 4,626,354 shares
     of common stock, net
     (note 12)                             --              --              --         --           (760,000)      (760,000)

 Net loss                                  --              --              --      (844,493)          --          (844,493)
                                      ----------      ---------      ---------    ----------       --------     ----------

 Balances, December 31, 1995          27,369,451      $ 109,478      3,988,571   (4,610,521)       (760,000)    (1,272,472)
                                      ==========      =========      =========    ==========        ========     ==========


          See accompanying notes to consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

              For the Years ended December 31, 1995, 1994 and 1993


                                                               1995            1994           1993
                                                               ----            ----           ----
Cash flows from operating activities
   Net loss                                                $  (844,493)      (531,863)      (805,120)
   Depreciation & amortization                                 142,780        114,035        103,418
   Amortization of Channel Lease prepayment                     35,656           --             --
   (Gain) loss on sale of assets                                  --             (750)         3,281
   Provision for doubtful shareholder loans                       --             --          407,722
   Investment bank fees paid with stock                           --           36,900           --
   Changes in assets and liabilities:
       (Increase) decrease in trade accounts and
          other receivables                                    (23,130)       (45,378)         1,477
       (Increase) decrease in prepaid expenses                   9,876          6,880        (22,390)
       Increase in deposits                                        (75)        (2,007)        (1,700)
       Increase in accounts payable and accrued expenses         6,419          6,217         74,957
       Increase in security deposits payable                    36,229         22,592           --
       Increase in income taxes payable                             50            841           --
       Increase in deferred revenues                            31,984         10,857         24,787
       (Increase) decrease in deferred charges                  15,0l9          7,508        (22,527)
                                                           -----------        -------         ------
                 Net cash used in operating activities        (589,685)      (374,168)      (236,095)
                                                           -----------        -------         ------
Cash flows from investing activities
   Decrease (increase) in loans to shareholders                  5,185          3,810       (141,891)
   Purchases of property and equipment                        (281,591)       (78,704)       (30,175)
   Proceeds from sale of assets                                   --              750           --
   Investment in Channel Lease                                (900,227)          --             --
                                                           -----------        -------         ------
                 Net cash used in investing activities      (1,176,683)       (74,144)      (172,066)
                                                           -----------        -------         ------

Cash flows from financing activities
   Net proceeds (payments) of long-term debt                    15,281         (5,837)        (5,784)
   Payments of obligations under capital leases                (32,492)       (25,106)       (26,729)
   (Decrease) increase in due to shareholder                   (34,036)       (13,078)           647
   Proceeds from issuance of common stock                      320,017        618,100        516,656
   Proceeds from senior indebtedness                         2,637,219           --             --
   Payment of financing fees                                  (387,325)          --             --
   Redemption of common stock                                 (760,000)          --             --
                                                           -----------        -------         ------
                 Net cash provided by
                    financing activities                     1,758,664        574,079        484,790
                                                           -----------        -------         ------
                 Net (decrease) increase in cash
                    and cash equivalents                        (7,704)       125,767         76,629

Cash and cash equivalents beginning
   of period                                                   243,031        117,264         40,635
                                                           -----------        -------         ------
Cash and cash equivalents - end of period                  $   235,327        243,031        117,264
                                                           ===========        =======         ======

Supplemental schedule of cash paid during the year
   for:
       Interest                                                 41,828         33,451         32,930
       Income Taxes                                              1,402          6,312            335

           See accompanying notes to consolidated financial statements

                    MAGNAVISION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1995, 1994 and 1993

(1) Operations and Summary of Significant Accounting Policies

    (a) Consolidated Financial Statements

        The accompanying financial statements present the consolidated accounts of Magnavision Corporation, a Delaware corporation (formerly Yardley Ventures, Inc.), and its wholly owned subsidiary Magnavision Corporation, a New Jersey corporation, and its wholly owned subsidiaries, University Connection, Inc., a New Jersey corporation, Accu-Trek, Inc., a New Jersey corporation, Magnavision Laboratories, Inc., a Delaware Corporation and Magnavision Private Cable, Inc., a Delaware Corporation ("the Company"). The consolidated financial statements include all of the assets, liabilities, income, expenses and cash flows for these companies. All significant intercompany transactions and balances have been eliminated.

    (b) Organization, Operations and Liquidity

        Magnavision Corporation (formerly Yardley Ventures, Inc.) was incorporated in Delaware on April 3, 1986, to seek to acquire one or more potential businesses. Magnavision Corporation and its subsidiaries were established to conduct the business of providing wireless and private cable television, which is now the business purpose of the Company, to segments where cable television is not available and as an alternative to cable television. Magnavision Corporation of New Jersey was formed on June 15, 1989, pursuant to the laws of the State of New Jersey.

        Since the inception of service in 1992, the Company has experienced operating losses and negative cash flow. In addition, at December 31, 1995, the Company has a working capital deficiency and shareholders deficit.

        The Company plans to meet short-term liquidity requirements with the funds available under the amended lending facility described in notes 9 and 13. On a long-term basis, the Company intends to create liquidity and to take advantage of the current marketplace interest in the wireless spectrum that it controls by exploring various strategic alternatives relating to the Channel Lease Agreement (see note 7), including potential strategic alliances, joint ventures or a sale or other disposition of the Company's rights under such agreement. Allen & Company, Incorporated has been retained to assist the Company in these endeavors. Also, management believes the continued expansion of the Company's private cable operations should produce positive cash flows in the future.

        However, no assurances can be given that the Company will be able to successfully accomplish the strategic alternatives relating to the Channel Lease Agreement or expand the private cable operations to produce positive cash flows.

    (c) Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers cash in banks and certificates of deposit maturing within three months of date of purchase as cash and cash equivalents.

                                                                     (Continued)

                    MAGNAVISION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1), Continued

    (d) Property and Equipment

        Property and equipment are stated at cost. Depreciation, for financial reporting purposes, is provided for on the straight-line method over the estimated useful lives of the related assets, which are:

                   Office Equipment                       5 years
                   Furniture and Fixtures                10 years
                   Transportation Equipment               5 years
                   Machinery and Equipment                5 years
                   Leasehold Improvements                 7 years

        The Company uses accelerated methods and lives, as allowed by the Internal Revenue Code, to calculate depreciation for income tax purposes.

    (e) Deferred Revenues

        The Company records subscriptions received in advance of the service being provided as a current liability.

    (f) Income Taxes

        Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.

        Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (g) Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenue and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

                                                                     (Continued)

                    MAGNAVISION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1), Continued

    (h) Fair Value of Financial Instruments

        Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (Statement 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In many cases, fair value estimates cannot be substantiated by comparison to independent market information and could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.
        Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

        In managements opinion, cash and cash equivalents, trade accounts and other receivables, shareholder loans receivable, deposits, accounts payable and accrued expenses, due to shareholders, long-term debt and notes payable equal or approximate fair value.

    (i) Prepaid Lease Expense

        Prepaid lease expense represents the Company's deposit relating to the Channel Lease Agreement (see note 7). The amount is being amortized over the term of the lease agreement.

    (j) Deferred Financing Costs

        Deferred financing costs represent expenditures relating to the Senior Debt financing (see note 9). Such costs are being amortized over the term of the Senior Debt borrowings.

    (k) Earnings Per Share of Common Stock

        Primary earnings per share are computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares include shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method when dilutive.

(2) Related Party Transactions

    The following, transactions occurred between the Company and related parties:

     a. Shareholder loans receivable of $43,861 and $49,046 at December 31, 1995 and 1994, respectively are payable on demand and are interest free.

                                                                     (Continued)

                    MAGNAVISION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2), Continued

     b. Various operating expenses, such as rent, office expenses and telephone, amounting to $800, $1,500, and $8,578 during 1995, 1994, and 1993, respectively were charged to the Company by Cacomm, Inc., the Company's majority shareholder. At December 31, 1995 and 1994, current liabilities include $144,889 and $ 178,925, respectively, payable to this shareholder in connection with these expenses and expenses from prior years.

     c. Beginning June 24, 1992, a shareholder advanced loans to the Company in the aggregate amount of $45,036, which were to be repaid at the Company's earliest convenience. In August 1995, the shareholder forgave the outstanding loan balance of $20,036 and additional accrued expenses owed to him resulting in income from forgiveness of debt of $77,053.

     d. Cacomm, Inc., the Company's majority shareholder, is a 25% partner in a general partnership known as the Grand MMDS Alliance. The Grand MMDS Alliance holds rights to certain MMDS channels, as a designated selectee of the FCC. These channels cover similar broadcast areas as Magnavision, and the possibility exists that The Grand MMDS Alliance could commence business in direct competition with Magnavision, but has not commenced business operations as of the date of this report. Certain officers and directors of Magnavision are also officers and directors of Cacomm, Inc.

(3) Property And Equipment

    Property and equipment at December 31, 1995 and 1994 are summarized by major classification as follows:

                                                         1995            1994
                                                         ----            ----

              Office Furniture and Equipment          $  49,246        47,746
              Transportation Equipment                   51,559        29,180
              Machinery and Equipment                   665,974       408,262
                                                       --------      --------
                                                        766,779       485,188
              Less: Accumulated Depreciation           (333,870)     (214,566)
                                                       --------      --------

                                                      $ 432,909       270,622
                                                      =========       =======


                                                                     (Continued)

                    MAGNAVISION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3), Continued

     Machinery and equipment relates principally to assets owned by the Company located at the various college and nursing home sites serviced by the Company.

(4) Income Taxes

     Income tax expense attributable to income (loss) from operations consists of:

                                                                   Current
                                                                   -------

                       Year ended December 31, 1995:
                          Federal                                     -
                          State                                     1,452
                                                                   ------

                                                                    1,452
                                                                   ------

                       Year ended December 31, 1994:
                          Federal                                     -
                          State                                     7,632
                                                                   ------
                                                                    7,632
                                                                   ------

                       Year ended December 31, 1993:
                          Federal                                     335
                                                                   ------

                                                                   $  335
                                                                   ======

     Income tax expense attributable to net loss before provision for income taxes was $1,452, $7,632 and $335 for the years ended December 31, 1995, 1994 and 1993 and differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income from operations as a result of the following:

                                                                     (Continued)

                    MAGNAVISION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4), Continued


                                                        1995            1994         1993
                                                        ----            ----         ----

Computed expected tax benefit                         $(286,634)      (178,341)     (273,627)
Increased (reduction) in income
    taxes resulting from:
    Increase in valuation allowance for Federal
      deferred tax assets                               282,179        172,359       265,507
    State and local income taxes, net of
      Federal income tax benefit                            958          5,037         -
    Non-deductible portion of
      meals and entertainment                               303            906           513
    Other, net                                            4,646          7,671         7,942
                                                       --------       --------      --------
                                                       $  1,452          7,632           335
                                                       ========       ========      ========

     The temporary differences and carryforwards which give rise to significant portions of the deferred tax assets and liabilities at December 31, 1995 and 1994 are presented below:


                                                                     1995                1994
                                                                     ----                ----
    Deferred tax assets:
       Net operational loss carry forward                     $     1,617,190         1,249,212
       Compensation paid with Company stock                            28,297            28,297
       Organization and construction costs
           capitalized for tax purposes                               (30,032)            -
       Less valuation allowance                                    (1,593,638)       (1,259,576)
                                                              ---------------       -----------

               Net deferred tax asset                                  21,817            17,933
                                                              ---------------       -----------

    Deferred tax liabilities:
       Property and equipment, principally
           due to differences in depreciation                         (21,817)          (17,933)
                                                              ---------------       -----------
               Net deferred tax asset (liability)             $            -              -
                                                              ===============       ===========


     At December 31, 1995, the Company has net loss carryforwards for federal income tax purposes of $4,000,00 which are available to offset future taxable income. These carryforwards expire in varying amounts through 2010. The net change in the total valuation allowance for 1995, 1994 and 1993 was an increase of $334,062, $204,495 and $314,318, respectively.

                                                                     (Continued)

                    MAGNAVISION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5) Long-Term Debt

     Long-term debt at December 31, 1995 and 1994, consisted of the following:

                                                                      1995          1994
                                                                      ----          ----
   Note payable to a financing company, payable in
     monthly installments of $436, including
     interest at 12.25%, final payment due April
     2000 collateralized by a vehicle with a book value
     of $20,141                                                     $ 17,507        -

   Note payable to a financing company, payable in monthly
     installments of $222, including interest at 11.5%, final
     payment was made in January 1996.                                   647     2,837
                                                                    --------    ------
                                                                      18,154     2,873

        Less Current Portion                                           3,911     2,873
                                                                    --------    ------

        Long-Term Debt                                              $ 14,243        --
                                                                    ========    ======

     At December 31, 1995 maturities of long-term debt are as follows:


              For the Year Ending                       Amount
              -------------------                       ------

                       1996                          $    3,910
                       1997                               3,686
                       1998                               4,163
                       1999                               4,703
                       2000                               1,692
                                                     ----------
                       Thereafter                    $   18,154
                                                     ==========

(6) Operating Leases

     The Company leases office space and automobiles for use in its operations for terms of 1 to 3 years. Minimum lease payments over the remaining lease terms are as follows:

            For the Year Ending                        Amount
            -------------------                      ----------
                     1996                             $  31,303
                     1997                                23,343
                     1998                                10,328
                                                     ----------
                                                      $  64,974
                                                     ==========

     Expenses under operating leases amounted to $24,468,$32,333 and $30,770 for the years ended December 31, 1995, 1994 and 1993, respectively.

                                                                     (Continued)

                    MAGNAVISION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(7) Channel Lease Agreement

     On August 20, 1990, the Company entered into an agreement with the Department of Education, Archdiocese of New York ("the Archdiocese") which would permit the Company to use the Transmission Capacity of the Archdiocese. The agreement, which was amended in January 1994, grants the Company a lease through January 2004 with a right to extend for an additional five years and a right of first refusal for subsequent renewals. Pursuant to the agreement, the Company must also pay to the Archdiocese a royalty fee for the use of the Transmission Capacity, in accordance with the terms and amounts described in the amended agreement. In connection with the amended agreement the Company had a contingent obligation to fund the reconstruction of the Archdiocese's system. In 1995, the Company deposited $900,277 in an escrow account for the purpose of system reconstruction upgrades. The Company recorded the deposit as prepaid lease expense, and is amortizing the amount over the life of the agreement through January 2004.



     At December 31, 1995, the minimum royalty payments over the remaining license term are as follows:


                    For the Year Ending                             Amount
                    -------------------                             ------
                            1996                                  $  123,000
                            1997                                     144,000
                            1998                                     144,000
                            1999                                     144,000
                            2000                                     144,000
                            Thereafter                               444,000
                                                                  ----------
                                                                  $1,143,000
                                                                  ==========
(8) Obligations Under Capital Leases


     The Company leases certain equipment with lease terms through June, 1996. The obligations under capital leases have been recorded in the accompanying financial statements at the present value of the future minimum lease payments, discounted at interest rates from 24.50% to 27.25%. At December 31, 1995, the assets held under the capital leases are included in property and equipment costs as follows:


                                                   1995           1994
                                                   ----           ----

     Office Equipment                          $   24,412        24,412
     Machinery and Equipment                      132,914       132,914
                                               ----------      --------
                Total assets, at cost             157,326       157,326

     Less Accumulated Depreciation               (104,025)      (75,000)
                                                ---------       -------
                                                $  53,301        82,326
                                                =========       ========


                                                                     (Continued)

                    MAGNAVISION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8) Continued

     Future minimum lease payments under the capital leases and the net present value of the future minimum lease payments at December 31, 1995 are as follows:

        Future minimum lease payments                                $ 25,586
        Less: Amount Representing Interest                              2,175
                                                                     --------
        Present Value of Future Minimum Lease Payments-Current       $ 23,411
                                                                     ========

(9) Notes Payable - Senior Debt

     In August 1995, the Company entered into a Securities Purchase Agreement (the "Agreement") with a bank and two small business investment companies. The agreement provides for a lending facility of $5,000,000, with interest at 12% payable quarterly on any outstanding balance. Payment of amounts outstanding under the lending facility is due at the final maturity date, February 2001. The amount outstanding at December 31, 1995 of $2,637,219 was advanced at closing and was used to fund a deposit required by the Channel Lease Agreement (see note 7), repurchase common stock (see note
     12), pay closing costs relating to the financing and provide additional working capital to the Company. The unused portion of the lending facility will be advanced to fund the equipment and construction costs attributable to new institutional cable contracts, and will also be used to fund working capital needs of the Company.

     The Agreement is secured by the Channel Lease Agreement and the Company's institutional cable contracts.

     The Agreement contains a prepayment penalty for the first two years and places limits on stock sales and payment of dividends, and also contains several financial covenants. As of December 31, 1995, the Company had not met several of the financial covenants under the Agreement. The Company amended its agreement with the lenders on June 3, 1996 (See note 13), and as part of the amendment, the defaults were either waived or cured.

     As part of the Agreement, the Company sold warrants for $ 1,000 to the note holders to purchase 9,677,486 of its common shares. The exercise price of the warrants is $.27 a share and $.38 a share for 2,438,177 and 7,239,309 shares, respectively. The warrants expire on August 27, 2003 and represented 27% of the Company's common stock on a fully diluted basis.

     Related to the Agreement, the Company also agreed to issue 200,000 common shares in aggregate to two individuals at par value for services provided in obtaining the above financing. At December 31, 1995, the 200,000 shares were not issued. Due to the restrictions placed on such shares, their value is immaterial to the accompanying consolidated financial statements.

                                                                     (Continued)

                    MAGNAVISION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(10) Pending Litigation

     The Company is a party to certain litigation incidental to its business, which the Company's counsel and its management does not believe will have a material adverse effect on its financial condition or results of operations. No material litigation is threatened to management's knowledge. The Company's current liabilities include accruals for management's estimate of amounts that will be payable under the above litigation.


(11) Sales To Major Customers

     For the year ending December 31, 1995 and 1994, revenue from three and two customers, respectively, represented 62% and 54%, respectively, of total revenues.


(12) Stockholders Equity

     In August 1995, the Company repurchased 4,626,354 common shares, net, from a bank for $760,000. The shares purchased were net of 250,000 shares granted to the original owner of the shares for his assistance in the transaction.

     During 1995, the Company issued 283,000 and 182,500 shares of common stock at a price of $.25 and $1.00 per share, respectively, for total proceeds of $253,250.

     In December 1995, the Company issued 60,000 shares with a negotiated value of $1.00 per share to a vendor in lieu of a cash payment. In addition, 27,066 warrants were exercised at $.25 per share effective December 18, 1995 by various officers of the Company.

     At December 31, 1995, the Company has unexercised options outstanding, held by certain former consultants, to purchase 47,000 of its common shares. The options contain exercise prices from $.004 a share to $.10 a share and expire at various dates through July 1997.

     During 1995, the Company granted 9,997,486 warrants for shares of its common stock at exercise prices ranging from $.25 to $1.00 per share. At December 31, 1995, the Company has unexercised warrants outstanding to purchase 12,813,486 shares of its common stock, which expire at various dates through May 25, 2005.

     Pursuant to the original Securities Purchase Agreement with its Senior Lenders, the Company was required to issue additional warrants to purchase 360,000 shares of its common stock at an exercise price of $.38 in satisfaction of certain investment banker and finders fees previously agreed to. These warrants were issued in 1996.

     During 1994, the Company issued 767,500 shares of its common stock at various prices per share, for total proceeds of $655,000.

                                                                     (Continued)

                    MAGNAVISION CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(13) Subsequent Events

     On June 3, 1996 the Company and its Senior Lenders amended the terms of the lending facility related to the Securities Purchase Agreement (see note 9). Pursuant thereto, the Lenders agreed to waive existing defaults and provide up to $1,200,000 toward the Company's working capital requirements out of the existing commitment (of which approximately $470,000 was advanced to the Company on June 4, 1996). In exchange therefore, the Company agreed to issue warrants (New Warrants) to purchase additional shares of Common Stock representing 7,410,930 common shares of the Company's Common Stock on a fully diluted basis at an exercise price of $.27 per share. The New Warrants expire on June 4, 2004. The amended agreements require the Lenders to surrender to the Company that number of warrants representing up to 6,884,890 common shares of the Company's Common Stock on a fully diluted basis if, as and when the Company complies with certain conditions outlined in the amended agreements. In addition, the Lenders each have the right to require the Company to repurchase certain, and the Company has the right to repurchase all, of the warrants held by the Lenders under such conditions. In connection with the amended agreements, the Company's rights under the Channel Lease Agreement were transferred to a special purpose subsidiary whose stock has been pledged to the lenders as security for amounts advanced under the lending facility. The lenders also have the option, under certain circumstances, to designate three out of five directors of the special purpose subsidiary and under such circumstances, will receive a proxy to vote shares thereof.

     Additionally, at March 31, 1996 the Company did not make a required interest payment under the Securities Purchase Agreement lending facility in the amount of $82,710. This default was also cured pursuant to the June 3, 1996 amended lending facility.

     During 1996, the Company has entered into contracts with five additional institutions to provide cable television service (SMATV).

     In June 1996, the Company entered into an agreement to retain Allen & Company, Inc., a financial advisory company, to advise the Company with regards to potential strategic alliances, joint ventures, sales or other opportunities pertaining to the Company's rights under the Channel Lease Agreement. The term of the agreement is initially for a one year period, and may be extended by mutual agreement of the parties. In consideration for services to be rendered, the Company paid Allen & Company, Inc. an initial fee of $100,000. The agreement calls for additional payments, based on the occurrence of certain transactions as defined.

                                  EXHIBIT LIST



                                                              Document
Item                                                          Incorporated
No.               Description of Document                     by Reference
- ----              -----------------------                     ------------
(2)         Merger Agreement dated September 13,              Form 8-K
            1991 between Yardley Ventures, Inc.               dated 9/17/91
            and Magnavision Corporation

(3)    (a)  Articles of Incorporation and By Laws             Form S-1
                                                              dated 12/29/86

(3)    (b)  Amendment to Certificate of Incorporation         Form 8-K
                                                              dated 9/17/91

(10)   (a)  License Agreement dated August 20, 1990           Form 10-K
            between Magnavision Corporation and               dated 12/31/91
            Department of Education, Archdiocese
            of New York

       (b)  Amended License Agreement dated January           Form 10-K
            6, 1994 between Magnavision Corporation           dated 12/31/93
            and Department of Education, Archdiocese of New York

       (c)  Microcell Systems Corporation Agreement           Form 10-K
            dated December 15, 1993                           dated 12/31/93

       (d)  Securities Purchase Agreement dated as of
            August 25, 1995 among the Registrant,
            Magnavision Corporation (N.J.), IBJS Capital
            Corporation, IBJ Schroder Bank & Trust
            Company and Koco Capital Company, L.P.

       (e)  Form of Senior Subordinated Note of the
            Registrant and Magnavision Corporation (N.J.)
            due February 26, 2001

       (f)   Form of Warrant to Purchase Shares of Registrant's
            Common Stock expiring on August 27, 2003

       (g) Security Agreement and Collateral Assignment dated as of August 25, 1995 among Magnavision Corporation
            (N.J.), University Connection, Inc. and IBJS Capital
            Corporation as agent

       (h)  Registration Rights Agreement dated as of
            August 25, 1995 among the Registrant and the investors listed therein

       (i) Stockholders' Agreement dated as of August 25, 1995 among the Registrant, the investors and the other parties listed therein

       (j) Non-Competition Agreement dated as of August 25, 1995 between Magnavision Corporation (N.J.) and
            Nicholas Mastrorilli, Sr.

       (k) Indemnification Agreement dated as of August 25, 1995 between the Registrant, Cacomm, Inc., and the investors listed therein

       (l) Lockbox Service Agreement dated as of August 25, 1995 among Magnavision Corporation (N.J.), University
            Connection, Inc., IBJS Capital Corporation and IBJ
            Schroder Bank & Trust Company

       (m) Amendment No. 1 dated as of June 3, 1996 to Securities Purchase Agreement dated as of August 25, 1995 among the Registrant, Magnavision Corporation (N.J.), Magnavision Wireless Cable, Inc., IBJS Capital Corporation, IBJ Schroder Bank & Trust Company and Koco Capital Company, L.P.

       (n) Amended and Restated Stockholders' Agreement dated as of June 3, 1996 among the Registrant, Magnavision Corporation (N.J), Magnavision
            Wireless Cable, Inc. and the investors and other parties listed therein

       (o) Amendment No. 1 dated as of June 3, 1996 to the Registration Rights Agreement dated as of August 25, 1995 among the Registrant and the investors listed therein

       (p) Amendment No. 1 dated as of June 3, 1996 to the Security Agreement and Collateral Assignment dated as of August 25, 1995 among Magnavision
            Corporation (N.J.) Magnavision Wireless Cable,
            Inc., Magnavision Private Cable, Inc., University
            Connection, Inc. and IBJS Capital Corporation, as agent

       (q) Amended and Restated Lockbox Service Agreement dated as of June 3, 1996 among Magnavision
            Corporation (N.J.), University Connection, Inc.,

            Magnavision Private Cable, Inc., IBJS Capital
            Corporation and IBJ Schroder Bank & Trust Company

       (r)  Pledge Agreement dated as of June 3, 1996 between
            Magnavision Corporation (N.J.) and IBJS Capital
            Corporation as agent

       (s)  Pledge Agreement dated as of June 3, 1996 between
            Magnavision Corporation (N.J.) and IBJS Capital
            Corporation as agent

       (t)  General Indenture of Conveyance, Assignment and
            Transfer dated as of June 3, 1996 from Magnavision
            Corporation (N.J.) and University Connection, Inc.
            to Magnavision Private Cable, Inc.

       (u)  General Indenture of Conveyance, Assignment and
            Transfer dated as of June 3, 1996 from Magnavision
            Corporation (N.J.) to Magnavision Wireless Cable, Inc.

       (v) Indenture of Assumption of Liabilities dated as of June 3, 1996 from Magnavision Private
            Cable, Inc. to Magnavision Corporation (N.J.) and
            University Connection, Inc.

       (w) Indenture of Assumption of Liabilities dated as of June 3, 1996 from Magnavision Wireless
            Cable, Inc. to Magnavision Corporation (N.J.)

       (x)  Irrevocable Proxy dated June 3, 1996 issued by
            Magnavision Corporation (N.J.) to IBJS Capital
            Corporation as agent

       (y)  Form of Amended and Restated Senior Subordinated
            Notes dated June 3, 1996

       (z)  Form of Warrant to Purchase Shares of Registrant's
            Common Stock expiring on June 4, 2004

       (aa) Letter Agreement dated July 11, 1995 between the
            Registrant, Cacomm, Inc. and George S. Callas

       (bb) Letter Agreement dated August 25, 1995 among the
            Registrant, Midlantic Bank, N.A. and George S. Callas

       (cc) Form of Five Year Warrant to Purchase Shares of
            Registrant's Common Stock issued to various parties during 1994 and 1995

       (dd) Form of Indemnification Agreement for Executive
            Officers and Directors

(16)   Letter re:  change in certifying  accountant

(21)   Subsidiaries of Registrant

(27)   Financial Data Schedule