Form 10-Q
period 1996-06-30
MAGNAVISION CORPORATION
filed 1996-08-14
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    --------------


Commission File No. 33-9030

                             MAGNAVISION CORPORATION
            -------------------------------------------------------
             (exact name of registrant as specified in its charter)

          DELAWARE                                             22-2741313
- ----------------------------                                -------------------
(State or other jurisdiction                                  (IRS Employer
      of incorporation                                      Identification No.)

                      1725 ROUTE 35, WALL, NEW JERSEY 07719
             -------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code: (908) 449-1200

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant is not available due to the unavailability of price quotations for the Registrant's securities.

The number of shares of Registrant's Common Stock outstanding on July 24, 1996 was 22,943,097.

Documents Incorporated by Reference: None.

PART I.           Financial Information

Item 1.           Financial Statements
                  Consolidated Balance Sheet - June 30, 1996 and June 30, 1995

                  Consolidated Statement of Income for the first quarters ended June 30, 1996 and June 30, 1995 and these months then ended.


                  Consolidated Statements of Stockholders' (Deficiency) Equity For the Period December 31, 1995 to June 30, 1996.


                  Consolidated Statements of Cash Flows for the first quarters ended June 30, 1996 and June 30, 1995 and the three months then ended.

                  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.


PART II.          Other Information

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                   June 30       December 31
                                                                                  --------------------------
                  Assets                                                             1996           1995
                                                                                  (unaudited)
Current Assets:
         Cash and Cash equivalents                                                $    51,126        235,327
         Trade accounts and other receivables                                         108,771        108,156
         Prepaid expenses                                                               5,366         12,628
         Shareholder loans receivable, net                                             43,809         43,861
                                                                                  -----------    -----------
                  Total current assets                                                209,072        399,972
                                                                                  -----------    -----------
Property and equipment:
         Property and equipment at cost                                               892,429        766,779
         Less: accumulated depreciation                                              (404,388)      (333,870)
                                                                                  -----------    -----------
                  Property and equipment, net                                         488,041        432,909
                                                                                  -----------    -----------
Other Assets:
         Prepaid lease expense                                                        811,136        864,621
         Deferred financing costs, net of  accumulated amortization                   328,647        363,849
         Deposits                                                                       4,420          4,420
                                                                                  -----------    -----------
                  Total assets                                                      1,841,316      2,065,771
                                                                                  ===========    ===========
         Liabilities and Shareholders' Equity
Current Liabilities:
         Accounts payable and accrued expenses                                        320,768        338,614
         Due to shareholders                                                          139,889        144,889
         Deferred revenues                                                            141,404        102,244
         Current portion of obligations under capital leases                            4,558         23,411
         Current portion of long-term debt                                              3,364          3,911
         Income taxes payable                                                             914            891
                                                                                  -----------    -----------
                  Total Current Liabilities                                           610,897        613,960
Long-term liabilities:
         Accounts payable and accrued expenses                                          8,000         14,000
         Security deposits payable                                                    127,264         58,821
         Long-term debt                                                                11,867         14,243
         Notes payable - senior debt                                                3,140,245      2,637,219
                                                                                  -----------    -----------

                  Total long-term liabilities                                       3,287,376      2,724,283
                                                                                  -----------    -----------
Commitments and contingencies
  Shareholders's equity (deficit):
         Common stock, $0.004 par value - 750,000,000 shares authorized, issued and outstanding 22,943,097 on June 30, 1996 & 27,369,451
         issued December 31, 1995                                                      91,773        109,478
         Additional paid-in capital                                                 3,296,276      3,988,571
         Accumulated deficit                                                       (5,445,006)    (4,610,521)
                                                                                  -----------    -----------
                                                                                   (2,056,957)      (512,472)
Less 4,626,354 shares of common stock in treasury                                        --         (760,000)
         Total shareholders' equity (deficit)                                      (2,056,957)    (1,272,472)
                                                                                  -----------    -----------
         Total liabilities and shareholders' equity (deficit)                       1,841,316      2,065,771
                                                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

                                     MAGNAVISION CORPORATION AND SUBSIDIARIES
                                       Consolidated Statement of Operations
                                                    (Unaudited)


                                                        Six Months Ended              Three Months Ended
                                                           June 30,                        June 30,

                                                     1996            1995            1996            1995
                                                 ------------    ------------    ------------    ------------


Gross Revenues                                   $    473,639         298,493         210,769         125,285
Cost of sales                                         153,959         139,896          69,584          67,023
                                                 ------------    ------------    ------------    ------------

                  Gross profit                        319,680         158,597         141,185          58,262
                                                 ------------    ------------    ------------    ------------

Operating expenses
         Officers salaries                            247,201         122,822         138,814          65,093
         Other salaries                                43,587          23,238          10,576          11,703
         Depreciation and amortization                107,309          68,202          53,664          34,192
         General and administrative                   600,923         173,082         364,129          82,756
                                                 ------------    ------------    ------------    ------------

                  Total operating expenses            999,020         387,344         567,183         193,744
                                                 ------------    ------------    ------------    ------------
                  Operating loss                     (679,340)       (228,747)       (425,998)       (135,482)

Other Income (Expense)
                  Interest Expense                   (172,957)        (12,101)        (86,952)         (4,775)
                  Dividend and Interest Income         18,523           3,333           6,523           1,221

Loss Before Provision For Income Taxes               (833,774)       (237,515)       (506,427)       (139,036)
Provision For Income Taxes                                711           1,452            --              --
                                                 ------------    ------------    ------------    ------------
Net Loss                                         $   (834,485)       (238,967)       (506,427)       (139,036)
                                                 ============    ============    ============    ============
Net Loss Per Common Share                                (.04)           (.01)           (.02)           (.01)
Weighted Average Number
         of Shares Outstanding                     22,862,877      27,078,471      22,943,097      27,203,456
                                                 ============    ============    ============    ============





See accompanying notes to consolidated financial statements.

                    Magnavision Corporation and Subsidiaries
          Consolidated Statements of Stockholders' (Deficiency) Equity
                For the Period December 31, 1995 to June 30, 1996
                                   (Unaudited)


                                       Common         Common       Additional                        Total            Total
                                       Stock          Stock        Paid in         Accumulated       Treasury         Shareholders'
                                       Shares         Amount       Capital         Deficit           Stock            Equity


Balances, December 31, 1995          27,369,451      109,478       3,988,571       (4,610,521)       (760,000)        (1,272,472)

Net loss for the three months
ended March 31, 1996                        -             -               -          (328,059)            -             (328,059)


Issued Common Stock
Jan. 1, 1996 to Mar. 31, 1995           200,000       800.00       49,200.00                                           50,000.00
                                    -----------       ------       ---------      -----------      ----------         ----------

Balances, Mar. 31, 1995              27,569,451      110,278       4,037,771       (4,938,580)       (760,000)        (1,550,531)


Net loss for three months
ended June 30, 1996                           -           -                -         (506,427)             -            (506,426)

Retired 4,626,354 of
treasury stock                        4,626,354      (18,505)       (741,495)               -         760,000                 -
                                    -----------       ------       ---------      -----------      ----------         ----------
Balances, June 30, 1995              22,943,097       91,773       3,296,276       (5,445,006)              0         (2,056,957)





See accompanying notes to consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Six months ended June 30
                                                                     -------------------------
                                                                         1996        1995
                                                                      ---------    ---------
Cash flows from operating activities
         Net loss                                                     $(834,485)    (238,967)
         Depreciation & amortization                                    107,309       68,202
         Amortization of Channel lease prepayment                        53,485         --

         Changes in assets and liabilities
                  (Increase) decrease in trade accounts and
                           other receivables                               (615)       7,831
                  (Increase) decrease in prepaid expenses                 7,262       (6,570)
                  Increase in deposits                                     --          1,000
                  Increase in accounts payable and accrued expenses      25,354     (171,606)
                  Increase in security deposits payable                  68,443       51,034
                  Increase in income taxes payable                           23           50
                  Increase in deferred revenues                          39,160      (59,223)
                  (Increase) decrease in deferred charges                  --          3,754
                                                                      ---------    ---------

                           Net cash used in operating activities       (534,064)    (344,495)
                                                                      ---------    ---------

Cash flows from investing activities
         Decrease (increase) in loans to shareholders                        52       (3,301)
         Purchases of property and equipment                           (127,239)     (58,642)
                                                                      ---------    ---------

                           Net cash used in investing activities       (127,187)     (61,943)


Cash flows from financing activities
         Net proceeds (payments) of long-term debt                      500,103       (1,564)
         Payments of obligations under capital leases                   (18,853)     (15,153)
         (Decrease) increase in amounts due to shareholder               (5,000)     (12,000)
         Proceeds from issuance of common stock                             800      269,159
                                                                      ---------    ---------

         Net cash provided by financing activities                      477,050      240,442
                                                                      ---------    ---------

         Net (decrease) increase in cash and cash equivalents          (184,201)    (165,996)
                                                                      =========    =========

Cash and cash equivalents beginning of period                           235,327      243,031

Cash and cash equivalents - end of period                                51,126       77,035





See accompanying notes to consolidated financial statements.

Note to Consolidated Financials

1.       Summary of Significant Accounting Policies:

The accompanying Consolidated Financial Statements include the accounts of Magnavision Corporation ("the Parent") and it's wholly owned subsidiaries, (collectively the "Company"), the most significant of which are Magnavision Corporation (New Jersey), Magnavision Private Cable, Inc. and Magnavision Wireless Cable, Inc.. In the opinion of management, all adjustments necessary for a fair presentation of financial statements have been included. Such adjustments consisted only of normal reoccurring items. The consolidated financial statements for the quarters ending June 30, 1996 and June 30, 1995 are unaudited and should be read in conjunction with the consolidated annual financial statements and notes thereto for the year ending December 31, 1995.

2.       Amended Senior Debt

The Company amended its $5 million lending agreement with it's lenders on June 3, 1996. As of December 31, 1995, the Company had not met several covenants under the agreement and at the end of the first quarter of 1996 the Company had not made the first quarter interest payment in the amount of $82,710 as required under the agreement. As part of the amendment, the defaults were either waived or cured. The Company is to receive up to $1.2 million of the remaining available amount under the existing lending facility without regard to the present value of projected cash flow of new contracts, with the remaining balance of the $5 million to be advanced based on the present value of projected cash flow from the contracts for new outlets with institutions.

The original agreement required the Company to issue warrants to the lenders to purchase 9,677,486 shares of Common Stock. The exercise price was $.27 for warrants to purchase 2, 438,177 shares and $.38 for warrants to purchase 7,239,309 shares. The warrants expire on August 27, 2003. The Company issued additional warrants, that were granted in 1995, to purchase 360,000 shares of its Common Stock at an exercise price of $.38 in satisfaction of certain investment banker and finder fees previously agreed to. Under the amended agreement the Company issued warrants to purchase an additional 7,410,930 shares to the lenders. The exercise price of the new warrants is $.27 and they expire on June 4, 2004. The amendment requires the lenders to surrender to the Company warrants for the purchase of up to 6,884,890 shares if, as and when the Company complies with certain conditions outlined in the agreement. The amendment has a put/call option in the event that the Company sells a significant asset. The put option requires the Company to purchase a percentage of the lenders' warrants as required by a formula outlined in the amended agreement. This option can only be exercised upon the sale or change of control of a significant asset of the Company. Conversely the call option allows the Company to purchase all the outstanding warrants at a price set by the formula stated above. The cost of either the put or call option can not be determined at this time since it is based upon the value of a sale of a significant asset which cannot be assured.

3.       Equity Transaction

During the first quarter of 1996 the Company issued 200,000 shares at $ .25. These shares were issued to non-management shareholders who assisted in facilitating the redemption of the 4,626,354 shares of common stock held in treasury.

During the second quarter of 1996 the Company retired the 4,626,354 shares of common stock held as treasury stock as was required by it's lenders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         All of the Company's current revenues are derived from its private cable operations. The wireless channel capacity operations have not commenced; therefore, no revenue has been derived from the wireless operation.

         The Registrant and its wholly owned subsidiary began service in February 1992 to various colleges and nursing home facilities in the New York/New Jersey area utilizing direct satellite technology. This involves the use of antennas which are installed at the facility and then separately wired on a room-by-room basis. As of July 31, 1996, the Company has long-term agreements with 16 facilities under which it is currently providing service to students and patients through approximately 5,050 outlets in rooms and common areas at such institutional facilities. The Company recently entered into contracts with an additional five institutions representing approximately 3,300 outlets and expects additional contracts to be signed in the near future. The Company intends to complete installation at the five new institutions so as to go on line in September of 1996. The majority of the facilities using the Company's private cable service are in New Jersey and New York, but the market area currently reaches from North Carolina to Massachusetts.

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

Quarter Ending June 30, 1996 Compared to Quarter Ending June 30, 1995

Gross profit for the second quarter of 1996 increased $82,923 compared to second quarter 1995. This was a result of increased outlets of 1,361 for 1996.

Operating expenses increased $373,439 for the second quarter of 1996 compared to the comparable period of 1995. The increase for the quarter was attributable to, among other things; higher salaries due to increased staffing and increases in wages to bring the staff up to market rate, depreciation and amortization increased due to the write off of the senior debt expense and the increased depreciation due to increased outlets and General and Administrative expense. General and Administrative expenses increased $281,373 for the quarter due to increased professional fees to retain Allen & Company, legal and accounting fees related to the amended lending facility and increased channel lease costs.

Interest expense increased $82,177 for the second quarter 1996 when compared to the second quarter 1995. This increase for the quarter is attributable to the senior debt.

First six months 1996 compared to first six months 1995.

Gross profit for the first six months of 1996 gross profits increased $161,083. This was a result of increased outlets of 1,361 for 1996.

Operating expenses increased $373,439 for the second quarter of 1996 compared to the comparable period of 1995. For the first six months of 1996, operating expenses increased $611,676 over the comparable period ending 1995. The increase for the quarter and six months was attributable to, among other things; higher salaries due to increased staffing and increases in wages to bring the staff up to market rate, depreciation and amortization increased due to the write off of the senior debt expense and the increased depreciation due to increased outlets and General and Administrative expense. General and Administrative expenses increased $427,841 for the six months due to, among other things, increased professional fees to retain Allen & Company, KPMG's consulting work concerning a strategic analysis of the Company's businesses, legal and accounting fees related to the amended lending facility and increased channel lease costs.

Interest expense increased $82,177 for the second quarter 1996 when compared to the second quarter 1995. For the first six months of 1996 interest expenses increased $160,856. This increase in both the quarter and year are attributable to the senior debt.

LIQUIDITY AND CAPITAL RESOURCES


For the six months ending June 30, 1996 the total cash decreased by $184,201. The net cash used in the operating activities increased by $189,569 primarily due to increased losses in operations.

The cash used in investing activities increased $65,244 for the first six months due to increased purchases of property and equipment to add new outlets.

Cash flow provided by financing activities increased $236,608 for the period ending June 1996. On June 3, 1996 the Company amended the $5 million facility (see note 2) with it's lenders to increase the amount of working capital. The Company received a total of $500,103 in working capital and a loan based on the projected cash flow from a contract for new outlets.

Since the inception of service in 1992, the Company has experienced operating losses and negative cash flow. In addition, at March 31, 1996 the Company had a working capital deficiency and shareholder deficit.

The Company's business is not as capital intensive as traditional cable companies, which should provide it with a competitive advantage. The Company's capital commitments at June 30, 1996 include additional capital to construct facilities at the Department of Education of the Archdiocese of New York, currently held in escrow, and capital to expand the number of institutions the Company is currently servicing in its private cable business.

The Company plans to meet short term liquidity requirements with the funds available under the amended lending facility (see note 2). On a long term basis the Company intends to create liquidity and to take advantage of the current marketplace interest in wireless spectrum that it controls by exploring various strategic alternatives relating to the Channel Lease Agreement, including potential strategic alliances, joint ventures or a sale or other disposition of the Company's rights under such agreement. As of June 1996 Allen & Company Incorporated was retained to assist the Company in these endeavors. Also, management believes that the continued expansion of the Company's private cable operations should produce positive cash flows in the future.

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

PART II                    OTHER INFORMATION




                  Item 6.  Exhibits and Reports on Form 8-K

                           a) Exhibits
                               None
                           b) Reports on Form 8-K
                                No Reports on Form 8-K were filed by the Company during the Quarter ending June 30, 1996


Pursuant to the Requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.



Date August 14, 1996                            -------------------------------
- --------------------                                Nicholas Mastrorilli, Sr.