Form 10-Q
period 1996-03-31
MAGNAVISION CORPORATION
filed 1996-08-15
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                              -------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -----------------
Commission File No. 33-9030

                             MAGNAVISION CORPORATION
             (exact name of registrant as specified in its charter)

        DELAWARE                                             22-2741313
- ----------------------------                            -------------------
(State or other jurisdiction                              (IRS Employer
     of incorporation                                   Identification No.)

                      1725 ROUTE 35, WALL, NEW JERSEY 07719
               -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

PART I.           Financial Information

Item 1.           Financial Statements

                  Consolidated Balance Sheet - March 31, 1996 and March 31, 1995

                  Consolidated Statement of Income for the first quarters ended March 31, 1996 and March 31, 1995 and these months then ended.

                  Consolidated Statements of Stockholders' (Deficiency) Equity For The Period December 31, 1995 to March 31, 1996.

                  Consolidated Statements of Cash Flows for the first quarters ended March 31, 1996 and March 31, 1995 and the three months then ended.

                  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

PART II.          Other Information

                    MAGNAVISION CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets



                                                                             March 31      December 31
                                                                            -----------    -----------
                  Assets                                                       1996              1995
                                                                            (Unaudited)

Current Assets:
         Cash and Cash equivalents                                          $    74,906        235,327
         Trade accounts and other receivables                                    50,096        108,156
         Prepaid expenses                                                         5,518         12,628
         Shareholder loans receivable                                            43,961         43,861
                                                                            -----------    -----------
                  Total current assets                                          174,481        399,972
                                                                            -----------    -----------
Property and equipment:
         Property and equipment at cost                                         802,045        766,779
         Less: accumulated depreciation                                        (371,325       (333,870)
                                                                            -----------    -----------
                  Property and equipment, net                                   430,720        432,909
                                                                            -----------    -----------
Other Assets:
         Prepaid lease expense                                                  837,878        864,621
         Deferred financing costs, net of  accumulated amortization             346,248        363,849
         Deposits                                                                 4,420          4,420
                                                                            -----------    -----------

                  Total assets                                                1,793,747      2,065,771
                                                                            ===========    ===========

Liabilities and Shareholders' Equity
Current Liabilities:
         Accounts payable and accrued expenses                                  357,967        338,614
         Due to shareholders                                                    139,889        144,889
         Deferred revenues                                                      113,842        102,244
         Current portion of obligations under capital leases                      7,356         23,411
         Current portion of long-term debt                                        3,364          3,911
         Income taxes payable                                                       804            891
                                                                            -----------    -----------
                  Total Current Liabilities                                     623,222        613,960
Long-term liabilities:
         Accounts payable and accrued expenses                                   11,000         14,000
         Security deposits payable                                               58,821         58,821
         Long-term debt                                                          14,011         14,243
         Notes payable - senior debt                                          2,637,219      2,637,219
                                                                            -----------    -----------

                  Total long-term liabilities                                 2,721,051      2,724,283
                                                                            -----------    -----------
Commitments and contingencies Shareholders' equity (deficit):

         Common stock, $0.004 par value - 750,000,000 shares authorized,
         27,569,451 issued and outstanding on March 31, 1996 & 27,369,451
         issued in 1995, respectively                                           110,278        109,478
         Additional paid-in capital                                           4,037,771      3,988,571
         Accumulated deficit                                                 (4,938,580)    (4,610,521)
                                                                            -----------    -----------
                                                                               (790,526)      (512,472)
Less 4,626,354 shares of common stock in treasury                              (760,000)      (760,000)
                                                                            -----------    -----------
         Total shareholders' deficit                                         (1,550,531)    (1,272,472)
                                                                            -----------    -----------
         Total liabilities and shareholders' equity (deficit)                 1,793,747      2,065,771
                                                                            ===========    ===========

See accompanying notes to consolidated financial statements.

                                     MAGNAVISION CORPORATION AND SUBSIDIARIES

                                       Consolidated Statement of Operations
                                                    (Unaudited)

                                                                       Three months ended March 31
                                                                       ---------------------------
                                                                         1996            1995
                                                                       --------        --------
Gross revenues                                                       $  262,870         173,208
Cost of sales                                                            84,374          67,906
                                                                       --------        --------
                  Gross profit                                          178,496         105,302

Operating expenses
         Officers salaries                                              108,387          57,729
         Other salaries                                                  33,011          11,535
         Depreciation and amortization                                   53,644          34,010
         General and administrative                                     236,794          95,293
                                                                       --------        --------

                  Total operating expenses                              431,836         198,567
                                                                       --------        --------

                  Operating loss                                       (253,340)        (93,265)

Other income (expense)
         Interest expense                                               (86,006)         (7,326)
         Interest income                                                 12,001           2,112
                                                                       --------        --------
                  Total other income (expense)                          (74,005)         (5,214)
                                                                       --------        --------

Loss before provision for income taxes                                 (327,345)        (98,479)
Provision for income taxes                                                  714           1,452
                                                                       --------        --------
                  Net loss                                            (328,059)         (99,931)
                                                                      =========         ========

Net loss per common share                                                 (.01)            .--



Weighted average number of shares outstanding                        22,782,657      26,952,096








See accompanying notes to consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' (Deficiency) Equity
               For the Period December 31, 1995 to March 31, 1996
                                   (Unaudited)



                                       Common         Common       Additional                        Total
                                       Stock          Stock        Paid in         Accumulated       Treasury         Shareholders'
                                       Shares         Amount       Capital         Deficit           Stock            Equity


Balances, December 31, 1995          27,369,451      109,478       3,988,571       (4,610,521)       (760,000)        (1,272,472)

Net loss for the three months
ended March 31, 1996                        -             -               -          (328,059)            -             (328,059)


Issued Common Stock
Jan. 1, 1996 to Mar. 31, 1995           200,000          800          49,200                -             -               50,000
                                        -------       ------       ---------      -----------      ----------         ----------

Balances, Mar. 31, 1995              27,569,451      110,278       4,037,771       (4,938,580)       (760,000)        (1,550,531)









See accompanying notes to consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         Three months ended March 31
                                                                                         ---------------------------
                                                                                             1996         1995
                                                                                           ---------    ---------
Cash flows from operating activities
         Net loss                                                                          $(328,059)     (99,931)
         Depreciation & amortization                                                          53,644       34,010
         Amortization of Channel lease prepayment                                             26,743         --

         Changes in assets and liabilities
                  (Increase) decrease in trade accounts and

                           other receivables                                                  58,060       46,406
                  (Increase) decrease in prepaid expenses                                      7,110          865
                  Increase in deposits                                                          --          1,000
                  Increase in accounts payable and accrued expenses                           65,553     (122,336)
                  Increase in security deposits payable                                         --         14,030
                  Increase in income taxes payable                                               (87)          50
                  Increase in deferred revenues                                               11,598       (5,237)
                  (Increase) decrease in deferred charges                                       --           --
                                                                                           ---------    ---------

                           Net cash used in operating activities                            (105,438)    (131,143)
                                                                                           ---------    ---------

Cash flows from investing activities

         Decrease (increase) in loans to shareholders                                           (100)      (1,500)
         Purchases of property and equipment                                                 (33,847)     (55,002)
                                                                                           ---------    ---------

                           Net cash used in investing activities                             (33,947)     (56,502)
                                                                                           ---------    ---------


Cash flows from financing activities

         Net proceeds (payments) of long-term debt                                              (779)       1,877
         Payments of obligations under capital leases                                        (16,057)        (583)
         (Decrease) increase in due to shareholder                                            (5,000)     (12,000)
         Proceeds from issuance of common stock                                                  800       86,659
         Payment of financing fees                                                              --         (9,874)
         Redemption of common stock                                                             --           --
                                                                                           ---------    ---------

                           Net cash provided by  (used in)  financing activities             (21,036)      66,079
                                                                                           ---------    ---------

                           Net (decrease) increase in cash and cash equivalents             (160,421)    (121,566)
                                                                                           =========    =========

Cash and cash equivalents beginning of period                                                235,327      243,031

Cash and cash equivalents - end of period                                                     74,906      121,465





See accompanying notes to consolidated financial statements.

Note to Consolidated Financials

1.       Summary of Significant Accounting Policies:

The accompanying Consolidated Financial Statements include the accounts of Magnavision Corporation ("the Parent") and it's wholly owned subsidiaries, (collectively the "Company"), the most significant of which are Magnavision Corporation (New Jersey), Magnavision Private Cable, Inc. and Magnavision Wireless Cable, Inc. In the opinion of management, all adjustments necessary for a fair presentation of financial statements have been included. Such adjustments consisted only of normal reoccurring items. The consolidated financial statements for the quarters ending March 31, 1996 and March 31, 1995 are unaudited and should be read in conjunction with the consolidated annual financial statements and notes thereto for the year ending December 31, 1995.

2.       Amended Senior Debt

As of December 31, 1995, the Company had not met several covenants under the agreement and at the end of the first quarter of 1996 the Company did not make the first quarter interest payment in the amount of $82,710 as required under the agreement. The Company amended the $5 million lending agreement with it's lenders on June 3, 1996. As part of the amendment, the defaults were either waived or cured. The Company is to receive up to $1.2 million of the remaining available amount under the existing lending facility without regard to the present value of projected cash flow of new contracts, with the remaining balance of the $5 million to be advanced based on the present value of projected cash flow from the contracts for new outlets with institutions.

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

First quarter 1996 compared to first quarter 1995

For the first quarter of 1996, gross profits increased $73,194 or 70% over the first quarter of 1995. The increase was a result of increased outlets of 1,361 which were put on line in September of 1995.

         Total operating expenses increased $233,269 in the first quarter of 1996 when compared to first quarter 1995. The primary reasons for the increases were salary increases of $72,134 due to increased staff and the raises in the third quarter of 1995 to bring the staff salaries up to market rates. Also General and Administrative expenses increased $141,501 in the first quarter 1996 when compared to first quarter 1995 due primarily to increased professional fees and channel lease expenses and consulting fees.

         Interest expense increased $78,680 for the first quarter 1996 when compared to the first quarter 1995. This increase is attributable to the senior debt.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ending March 31, 1996, the total cash decreased by $160,421. The net cash used in the operating activities decreased by $25,705 primarily due to increased net losses, offset by the add-back of amortization and depreciation and an increase in accounts payable and accrued expenses.

The cash used in investing activities decreased $22,555 for the quarter primarily due to decreased purchases of property and equipment.

Cash flow provided by financing activities decreased $87,115 for the quarter, due to the issuance of common stock in the first quarter of 1995.

Since the inception of service in 1992, the Company has experienced operating losses and negative cash flow. In addition, at March 31, 1996 the Company had a working capital deficiency and shareholder deficit.

The Company's business is not as capital intensive as traditional cable companies, which should provide it with a competitive advantage. The Company's capital commitments at March 31, 1996 include additional capital to construct facilities at the Department of Education of the Archdiocese of New York and capital to expand the number of institutions the Company is currently servicing in its private cable business.

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

In August 1995, the Company entered into a $5 million lending facility with a bank and two small business investment companies. The Company borrowed $2,637,000 under the lending facility at closing. The funds were used to pay the $900,277 escrow deposit (recorded as a prepaid lease payment) required to maintain the wireless license of the Company under its agreement with the Department and redeem 4,876,354 shares of Common Stock which were being sold by a bank in partial settlement of a loan to a non-management shareholder which was secured by the shares. (The Company issued 250,000 shares of Common Stock to the non-management shareholder in consideration of his assistance in this transaction and an additional 200,000 shares of Commons Stock to other non-management shareholders who assisted in facilitating this transaction.) The balance of the proceeds were used to pay closing costs related to the debt agreement and to provide additional working capital. The remaining amounts available under the lending facility are to be advanced based on the present value of projected cash flow from contracts for new outlets, with the funds advanced to be used for the equipment and construction costs of installation of additional outlets and for working capital.

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

PART II           OTHER INFORMATION

                  Item 6.  Exhibits and Reports on Form 8-K

                           a) Exhibits
                               None

                           b) Reports on Form 8-K

                                No Reports on Form 8-K were filed by the Company during the Quarter ending March 31, 1996

Pursuant to the Requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date   August 14, 1996
       -------------------                     --------------------------------
                                               Nicholas Mastrorilli, Sr.