Form 10-Q
period 1996-09-30
MAGNAVISION CORPORATION
filed 1996-11-21
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                                       OR

      [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------
Commission File No. 33-9030

                             MAGNAVISION CORPORATION
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

          DELAWARE                                              22-2741313
----------------------------                               -------------------
(State or other jurisdiction                                 (IRS Employer
      of incorporation                                     Identification No.)

                      1725 ROUTE 35, WALL, NEW JERSEY 07719
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

The number of shares of Registrant's Common Stock outstanding on October 22, 1996 was 23,044,441.

Documents Incorporated by Reference: None.

PART I.           Financial Information

                  Item 1. Financial Statements Consolidated Balance Sheet - September 30, 1996 and September 30, 1995

                  Consolidated Statement of Operations for the nine months ended September 30, 1996 and September 30, 1995 and for the three months then ended.


                  Consolidated Statements of Stockholders' Equity (Deficit) For the Period December 31, 1995 to September 30, 1996.


                  Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and September 30, 1995.

                  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.


PART II.          Other Information

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                  September 30      December 31
Assets                                                                               1996              1995
------                                                                             -----------    -----------
                                                                                   (Unaudited)
Current Assets:
         Cash and Cash equivalents                                                 $    37,547        235,327
         Trade accounts and other receivables                                          357,098        108,156
         Prepaid expenses                                                               22,737         12,628
         Shareholder loans receivable, net                                              44,028         43,861
                                                                                   -----------    -----------
                  Total current assets                                                 461,410        399,972
                                                                                   -----------    -----------
Property and equipment:
         Property and equipment at cost                                              1,212,570        766,779
         Less: accumulated depreciation                                               (445,645)      (333,870)
                                                                                   -----------    -----------
                  Property and equipment, net                                          766,925        432,909
                                                                                   -----------    -----------
Other Assets:
         Prepaid lease expense                                                         784,394        864,621
         Deferred financing costs, net of  accumulated amortization                    311,046        363,849
         Deposits                                                                       11,354          4,420
                                                                                   -----------    -----------
         Total Other Assets                                                          1,106,794      1,232,890

                  Total assets                                                       2,335,129      2,065,771
                                                                                   ===========    ===========
         Liabilities and Shareholders' Equity
Current Liabilities:
         Accounts payable and accrued expenses                                         489,134        338,614
         Due to shareholders                                                           139,889        144,889
         Deferred revenues                                                             181,956        102,244
         Current portion of obligations under capital leases                              --           23,411
         Current portion of long-term debt                                               3,575          3,911
         Income taxes payable                                                              741            891
                                                                                   -----------    -----------
                  Total Current Liabilities                                            815,295        613,960
Long-term liabilities:
         Accounts payable and accrued expenses                                           2,000         14,000
         Security deposits payable                                                     144,453         58,821
         Long-term debt                                                                 11,526         14,243
         Notes payable - senior debt                                                 3,746,726      2,637,219
                                                                                   -----------    -----------

                  Total long-term liabilities                                        3,904,705      2,724,283
                                                                                   -----------    -----------
Commitments and contingencies
     Stockholders' equity (deficit):
         Common stock, $0.004 par value - 750,000,000 shares authorized, issued and outstanding 23,044,441 on September 30, 1996 & 27,369,451
         issued on December 31, 1995                                                    92,177        109,478
         Additional paid-in capital                                                  3,321,208      3,988,571
         Accumulated deficit                                                        (5,798,256)    (4,610,521)
                                                                                   -----------    -----------
                                                                                    (2,384,871)      (512,472)
Less 4,626,354 shares of common stock in treasury                                         --         (760,000)
                                                                                   -----------    -----------
         Total shareholders' equity (deficit)                                       (2,384,871)    (1,272,472)
                                                                                   -----------    -----------
         Total liabilities and shareholders' equity (deficit)                        2,335,129      2,065,771
                                                                                   ===========    ===========

See accompanying notes to consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                        Nine Months Ended               Three Months Ended
                                                          September 30,                    September 30,

                                                     1996             1995            1996            1995
                                                     ----             ----            ----            ----

Gross Revenues                                   $    840,478         415,399         366,839         116,906
Cost of sales                                         364,037         219,825         210,078          79,929
                                                 ------------    ------------    ------------    ------------

                  Gross profit                        476,441         195,574         156,761          36,977
                                                 ------------    ------------    ------------    ------------

Operating expenses
         Officers salaries                            371,168         185,142         123,967          62,320
         Other salaries                                67,887          46,043          24,300          22,805
         Depreciation and amortization                166,167          87,607          58,858          38,117
         General and administrative                   803,883         276,613         202,960         103,531
                                                 ------------    ------------    ------------    ------------

                  Total operating expenses          1,409,105         595,405         410,085         226,773
                                                 ------------    ------------    ------------    ------------
                  Operating loss                     (932,664)       (399,831)       (253,324)       (189,796)

Other Income (Expense)
                  Interest Expense                   (282,288)        (42,776)       (109,331)        (30,675)
                  Dividend and Interest Income         27,925           6,844           9,402           3,511


Loss Before Provision For Income Taxes             (1,187,027)       (435,763)       (353,253)       (216,960)
Provision For Income Taxes                                708           1,452            --              --
                                                 ------------    ------------    ------------    ------------
Net Loss                                         $ (1,187,735)       (437,215)       (353,253)       (216,960)
                                                 ============    ============    ============    ============
Net Loss Per Common Share                                (.05)           (.02)           (.02)           (.01)
Weighted Average Number
         of Shares Outstanding                     22,943,126      26,575,601      22,991,682      25,586,262
                                                 ============    ============    ============    ============





See accompanying notes to consolidated financial statements.

                    Magnavision Corporation and Subsidiaries
            Consolidated Statements of Stockholders' Equity (Deficit)
             For the Period December 31, 1995 to September 30, 1996
                                   (Unaudited)


                                   Common          Common         Additional                      Total         Total
                                   Stock           Stock          Paid in        Accumulated      Treasury      Shareholders'
                                   Shares          Amount         Capital        Deficit          Stock         Equity


Balances, December 31, 1995      27,369,451        109,478       3,988,571     (4,610,521)       (760,000)     (1,272,472)




Issuances of Common Stock           301,344          1,205          74,131           --              --            75,336



Retired 4,626,354 of
treasury stock                    4,626,354        (18,506)       (741,494)          --           760,000            --

Net loss for nine months
ending September 30, 1996              --             --              --       (1,187,735)           --        (1,187,735)

                                 ----------     ----------      ----------     ----------      ----------      ----------
Balances, September 30, 1996     23,044,441         92,177       3,321,208     (5,798,256)           --        (2,384,871)
                                 ==========     ==========      ==========     ==========      ==========      ==========





See accompanying notes to consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                 Nine months ended September 30

                                                                      1996              1995

Cash flows from operating activities
         Net loss                                                  $(1,187,735)      (437,215)
         Depreciation & amortization                                   166,167         87,607
         Amortization of Channel lease prepayment                       80,227           --
         Forgiveness of Debt                                              --          (77,053)

         Changes in assets and liabilities
                  Increase in trade accounts and
                           other receivables                          (248,942)       (51,162)
                  (Increase) decrease in prepaid expenses              (10,109)        11,076
                  (Increase) decrease in deposits                       (6,934)           275
                  Increase (decrease)in accounts payable
                           and accrued expenses                        187,720        (71,954)
                  Increase in security deposits payable                 85,632         36,229
                  Increase (decrease) in income taxes payable             (150)            50
                  Increase in deferred revenues                         79,712         51,186
                                                                   -----------    -----------

                           Net cash used in operating activities      (854,412)      (450,961)
                                                                   -----------    -----------

Cash flows from investing activities
         Increase in loans to shareholders                                (167)        (3,301)
         Purchases of property and equipment                          (445,791)      (208,704)
         Investment in Channel Lease                                      --         (902,569)
                                                                   -----------    -----------
                           Net cash used in investing activities      (445,958)    (1,114,574)


Cash flows from financing activities
         Net proceeds (payments) of long-term debt                   1,104,865      2,634,304
         Payments of obligations under capital leases                  (23,411)       (26,451)
         (Decrease) increase in amounts due to shareholder              (5,000)       (12,000)
         Proceeds from issuance of common stock                         26,136        269,159
         Decrease in deferred charges                                     --           15,019
         Expenditures for debt acquisition costs                          --         (387,323)
         Redemption of Common Stock                                       --         (760,000)
                                                                   -----------    -----------
         Net cash provided by financing activities                   1,102,590      1,732,708
                                                                   -----------    -----------

         Net (decrease) increase in cash and cash equivalents         (197,780)       167,173
                                                                   ===========    ===========

Cash and cash equivalents beginning of period                          235,327        243,031

Cash and cash equivalents - end of period                               37,547        410,204



See accompanying notes to consolidated financial statements.

Note to Consolidated Financials

1. Summary of Significant Accounting Policies:

The accompanying Consolidated Financial Statements include the accounts of Magnavision Corporation ("the Parent") and it's wholly owned subsidiaries, (collectively the "Company"), the most significant of which are Magnavision Corporation (New Jersey), Magnavision Private Cable, Inc. and Magnavision Wireless Cable, Inc.. In the opinion of management, all adjustments necessary for a fair presentation of financial statements have been included. Such adjustments consisted only of normal reoccurring items. The consolidated financial statements for the quarters ending September 30, 1996 and September 30, 1995 are unaudited and should be read in conjunction with the consolidated annual financial statements and notes thereto for the year ending December 31, 1995. Results of operations for the interim periods are not necessarily indicative of the results which may be realized for the full year.

2. Notes Payable/Senior Debt

The Company amended its $5 million lending agreement with it's lenders on June 3, 1996. As of December 31, 1995, the Company had not met several covenants under the agreement and at the end of the first quarter of 1996 the Company had not made the first quarter interest payment in the amount of $82,710 as required under the agreement. As part of the amendment, these defaults were either waived or cured. The Company was to receive up to $1.2 million of the remaining available amount under the existing lending facility without regard to the present value of projected cash flow of new contracts, with the remaining balance of the $5 million to be advanced based on the present value of projected cash flow from the contracts for new outlets with institutions. As of September 30, 1996 the Company had $249,364 remaining from working capital and $847,798 under the present value of the projected cash flow.

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

3. Stockholders' Equity (Deficit)

During the first quarter of 1996 the Company issued 200,000 shares at $ .25. These shares were issued to non-management shareholders who assisted in facilitating the redemption of the 4,626,354 shares of common stock held in treasury.

During the second quarter of 1996 the Company retired the 4,626,354 shares of common stock held as treasury stock as was required by its lenders.

During the third quarter of 1996 the Company issued shares to non-management and management warrant holders who collectively exercised warrants for 101,344 shares of common stock at an exercise price of $.25 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

All of the Company's current revenues are derived from its private cable operations. The wireless channel capacity operations have not commenced; therefore, no revenue has been derived from the wireless operation.

The Registrant and its wholly owned subsidiary began service in February 1992 to various colleges and nursing home facilities in the New York/New Jersey area utilizing direct satellite technology. This involves the use of antennas which are installed at the facility and then separately wired on a room-by-room basis. As of September 30, 1996, the Company has long-term agreements with 21 facilities under which it is currently providing service to students and patients through approximately 8,500 outlets.

Since June 1996, the Company has completed installation of its private cable system at five new institutions with over 3,400 outlets. These facilities were put on line September of 1996. The majority of the facilities using the Company's private cable service are in New Jersey and New York, but current installations reach areas from North Carolina to Massachusetts.

Many colleges and nursing homes in the United States do not have cable television, but the current trend is for these institutions to install cable television. Management feels that this trend, coupled with the fact that the Company can offer cable services normally not provided by the traditional wired cable companies, should permit significant subscriber expansion in the future. Each installation is comprised of a number of billing outlets. A billing outlet represents a hookup for a television. The Company collects revenue from each television on-line. For the most part, the colleges are on a nine month billing cycle starting in September and ending in June of the subsequent year. The nursing homes and hospitals are on a 12 month billing cycle.

Three Months Ending September 30, 1996 Compared to Three Months Ending September 30, 1995

Gross revenue and gross profit for the third quarter of 1996 increased $249,933 and $119,784 respectively compared to third quarter 1995. This was a result of a full three months' revenue related to the 1,361 increased outlets and the revenue for first month of operations of the 3,400 new outlets added September 1996.

Operating expenses increased $183,312 for the third quarter of 1996 compared to the comparable period of 1995. The increase for the quarter was attributable to, among other things; higher salaries due to increased staffing and increases in wages to bring the staff up to market rate, depreciation and amortization increased due to the write off of the capitalized debt acquisition costs and the increased depreciation due to increased outlets. General and Administrative expenses increased $99,429 for the quarter due to increased professional fees, and increased channel lease costs.

Interest expense increased $78,656 for the third quarter 1996 when compared to the third quarter 1995. This increase for the quarter is attributable to a full quarter of senior debt and increased borrowings in 1996.

First nine months 1996 compared to first nine months 1995.

Gross revenue and gross profit for the first nine months of 1996 increased $425,079 and $280,867, respectively. This was a result of a full nine months' revenue related to the 1,361 increased outlets for 1996 and the revenue for the first month of operations of the 3,400 new outlets added in September 1996.

For the first nine months of 1996, operating expenses increased $ 813,700 over the comparable period ending 1995. The increase was attributable to, among other things; higher salaries due to increased staffing and increases in wages to bring the staff up to market rate, depreciation and amortization which was increased due to the write off of the capitalized debt acquisition costs and the increased depreciation due to increased outlets. Of such operating expenses, General and Administrative expenses accounted for an increase of $527,270 due to, among other things, increased professional fees to retain Allen & Company and KPMG Peat Marwick for consulting fees concerning the performance of a strategic analysis of the Company's businesses, legal and accounting fees related to the amended lending facility, and increased channel lease costs.

For the first nine months of 1996 interest expense increased $ 239,512. This increase is attributable to the senior debt.

LIQUIDITY AND CAPITAL RESOURCES


For the nine months ending September 30, 1996 the total cash decreased by $197,780. The net cash used in the operating activities increased $403,451 primarily due to increased losses in operations.

The cash used in investing activities decreased $668,616 for the first nine months due to the investment in the channel lease that occurred during 1995.

Cash flow provided by financing activities decreased $630,118 for the period ending September 1996 due mainly to lower net borrowings. On June 3, 1996 the Company amended the $5 million facility (see note 2) with its lenders to increase the amount of working capital loans. The Company received a net total of $ 1,104,865 for working capital loans and loans based on the projected cash flow for the construction of new outlets.

Since the inception of the company's cable service in 1992, the Company has experienced operating losses and negative cash flow. In addition, at September 30, 1996 the Company had a working capital deficiency and shareholder deficit (See consolidated balance sheet).

The Company's business is not as capital intensive as traditional cable companies, which should provide it with a competitive advantage. The Company's capital commitments at September 30, 1996 include additional capital to construct facilities at the Department of Education of the Archdiocese of New York, currently held in escrow by the Archdiocese, and capital to expand the number of institutions the Company is currently servicing in the private cable business.

The Company plans to meet short term liquidity requirements through the end of 1996 with the remaining funds available under the amended lending facility (see note 2). On a long term basis the Company intends to create liquidity and to take advantage of the current marketplace interest in wireless spectrum that it controls by exploring various strategic alternatives relating to the Channel Lease Agreement it has entered into, including potential strategic alliances, joint ventures or a sale or other disposition of the Company's rights under such agreement. As of June 1996 Allen & Company Incorporated was retained to assist the Company in these endeavors. Management believes that the continued expansion of the Company's private cable operations should produce positive cash flow in the future.

There is no assurance that the Company will remain in compliance with the terms and conditions of its credit facility. In the event that the credit facility is not available or insufficient to fund the Company's business plan, the Company will be required to raise additional capital. There is no assurance that the Company's lenders will provide additional funds or that the Company will be successful in raising capital from another source. In the event the credit agreement is unavailable, insufficient or other sources of capital are not available, the Company may have to curtail its business plan.

Management feels that inflation and changing prices will have a minimal effect on operations. The above should be read in conjunction with the Company's financial statements included elsewhere herein.

PART II                    OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K

             a) Exhibits
                None
             b) Reports on Form 8-K
                No Reports on Form 8-K were filed by the Company during the Quarter ending September 30, 1996


Pursuant to the Requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.



Date   November 21, 1996
     ---------------------------               ---------------------------
                                               Nicholas Mastrorilli, Sr.