Form 10-K
period 1996-12-31
MAGNAVISION CORPORATION
filed 1997-04-22
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                       ----------------------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to______________________

Commission  File No. 33-9030

                             MAGNAVISION CORPORATION
             (exact name of registrant as specified in its charter)

         DELAWARE                                 22-2741313
------------------------------------------------------------------------------
(State or other jurisdiction                    (IRS Employer
      of incorporation)                       Identification No.)

                      1725 ROUTE 35, WALL, NEW JERSEY 07719
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (908) 449-1200

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant is not available due to the unavailability of price quotations for the Registrant's securities.

The number of shares of Registrant's Common Stock outstanding on April 10, 1997 was 23,051,502.

Documents Incorporated by Reference:  None.

Total Number of Pages: 60
Exhibit List at Page 30

                                     PART I

ITEM 1. BUSINESS

GENERAL

                  Magnavision Corporation (the "Registrant" or the "Company") was incorporated under the name Yardley Ventures Inc. in Delaware on April 3, 1986 for the purpose of acquiring one or more potential businesses. Effective December 30, 1991, the Registrant acquired all of the issued and outstanding capital stock of Magnavision Corporation, a New Jersey corporation ("Magnavision
- N.J."), in a tax-free, stock-for-stock acquisition. The shareholders of Magnavision - N.J. received newly issued shares of common stock in the Registrant for their Magnavision - N.J. shares. The newly issued shares constituted approximately 98% of the Registrant's outstanding common stock. In connection with the acquisition, the Registrant effected a one-for-400 reverse split of its common stock and changed its name to Magnavision Corporation. In addition, the board of directors of Magnavision - N.J. became the board of directors of the Registrant and Magnavision - N.J. became a wholly-owned subsidiary of the Registrant.

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

                  Since entering into the Channel Lease Agreement, the Company has conducted various marketing and engineering activities to facilitate the planned operation of a wireless system and, pursuant to the requirements of the Channel Lease Agreement, made an escrow deposit of approximately $900,000 to the Department in September 1995 which is to be utilized for system reconstruction. However, as of the date hereof, the Company has not commenced operation of a wireless system, and will require substantial additional funding in order to do so. Since there is no assurance that such funding will be available, the Company retained Allen & Company Incorporated to assist in exploring various strategic alternatives relating to the Channel Lease Agreement, including potential strategic alliances, joint ventures or a sale or other disposition of the Company's rights under the Channel Lease Agreement. To date, no such transactions have been consummated or are pending. However, the Company has recently begun, in conjunction with and at the request of a potential joint venture partner, testing the spectrum for uses other than television. These tests relate to one-way data transmission and the continuation thereof is dependent upon receipt from the Federal Communications Commission ("FCC") of its authorization to permit same, application for which has recently been filed. There is no assurance that such tests will be permitted or successful, or if successful that an agreement will materialize in the near term, upon conditions acceptable to the Company, or at all, with this or any other potential joint venture partner that will prove profitable to the Company.

                  Apart from development of its wireless television system, the Company has been engaged, since 1992, in the business of offering a private cable television service to colleges, universities, nursing homes and hospitals throughout the East Coast. As of March 31, 1997, the Company had long term (generally 5-10 years) agreements with a total of 27 institutions located in New York, New Jersey, Pennsylvania, Massachusetts, West Virginia and North Carolina to offer such services. For the year ended December 31, 1996, the Company generated approximately $1,285,442 of revenues from this business (which constituted 100% of the Company's total revenues for the year). For the year ended December 31, 1996, revenues from three institutions which utilize the Company's private cable television service, Montclair State University, Seton Hall University, and Kean College, constituted approximately 23%, 15% and 12% of the Company's revenues, respectively.

                  In August 1995, the Company obtained a $5,000,000 lending facility from IBJ Schroder Bank & Trust Co., IBJS Capital Corporation (collectively "IBJS") and KOCO Capital Company, L.P. ("KOCO"). Approximately $2,637,000 of that amount was furnished to the Company at the time the lending facility was entered into, and the remainder was to be advanced based on the present value of projected cash flow from new contracts with purchasers of the Company's private cable television service, with the funds advanced to be used for equipment and construction costs incurred in connection with installation of the service at the new locations and for working capital. The proceeds furnished at the time the lending facility was entered into were utilized to fund an escrow deposit of $900,000 for system configuration required under the Channel Lease Agreement (as noted above), to repurchase approximately 18% of the Company's issued and outstanding capital stock and to provide working capital. In connection with obtaining the lending facility the Company issued to the lenders warrants to purchase approximately 27% of the Company's Common Stock on a fully diluted basis at exercise prices of $.38 and $.27 per share. On June 3, 1996, the terms of the lending facility were amended. Pursuant to the amendment, the lenders agreed to waive existing defaults and provide up to the sum of $1,200,000 toward the Company's working capital requirements without regard to the present value formula referred to above. In exchange therefor, the Company agreed to issue warrants to purchase an additional 12% of the Company's Common Stock on a fully diluted basis at an exercise price of $.27 per share. In connection therewith the Company's rights under the Channel Lease Agreement have been transferred to a subsidiary whose stock has been pledged to the lenders as security for amounts advanced under the lending facility. Subsequent thereto, and on April 3, 1997, the Company reached an agreement in principle with its lenders to convert their existing senior subordinated note financing into redeemable preferred stock. Under the proposed terms thereof, the Registrant's outstanding subordinated notes, aggregating approximately four million dollars, together with accrued interest and detachable warrants, will be exchanged for $5,000,000 of 8% redeemable preferred stock due December 31, 2002 together with the cash balance of the existing line, approximately $750,000. IBJS and Koco will receive warrants to purchase up to

58% of the common stock on a fully diluted basis at an exercise price of $2.00 per share after the Company effectuates a 20-for-1 reverse stock split, and will have the right to elect four of the seven members of the Board of Directors. See "Item 13-Certain Relationships and Related Transactions" for further information regarding the transactions with the lenders.

WIRELESS CABLE TELEVISION BUSINESS

                  Wireless Technology

                  The wireless cable industry was made commercially possible in 1983 when the Federal Communications Commission ("FCC") reallocated a portion of the electromagnetic radio spectrum located between 2500 and 2700 MHZ and permitted this spectrum to be used for commercial purposes. Today, there are a maximum of thirty-three microwave channels used for wireless cable in each market. These include thirteen Multipoint/Multichannel Distribution Service ("MMDS") channels (Channels 1, 2 or 2A, E1-E4, F1-F4 and H1-H3) and the excess capacity on up to 20 additional ("ITFS") channels (Channels A1-A4, B1-B4, C1-C4, D1-D4 and G1-G4). Grandfathered ITFS stations on the eight E and F channels also lease excess capacity to wireless cable operators. In each geographic service area of the 50 largest markets, thirty three 6 MHz channels (198 MHZ) are available for wireless cable. Except in limited circumstances, the 20 ITFS channels (120 MHZ) in each market can generally be licensed only to qualified non-profit educational organizations and, in general, each of these channels must be used a minimum of 20 hours per week for instructional programming. The remaining "excess air time" on an ITFS Channel may be leased to wireless cable operators for commercial use. In addition, the 13 MMDS channels (78 MHZ) are made available by the FCC for full time usage without programming restrictions.

                  According to industry experts, wireless cable can provide customers with the same or superior video television, data, and Internet access services as that of traditional hardwire cable. A typical wireless cable system consists of head-end equipment (satellite signal reception equipment, transmitters and other broadcast equipment, and a transmission antenna), and reception equipment at each subscriber location (antenna, frequency conversion device and set-top converter). Like a traditional hardwire cable system, wireless cable receives programming by satellite transmission. Unlike hardwire cable systems, however, the programming is then retransmitted over the air from one or more transmit sites to the subscriber's location. At the subscriber's location, these wireless signals are received by a small antenna and then converted to frequencies that can pass through conventional coaxial cable to a descrambling converter located on top of a television set. When a system is offering data and Internet access services, additional equipment is needed. At the head-end, wide band access lines to the Internet backbone, wireless modems, and point of presence (POPs) must be installed. At the subscribers location a wireless modem must also be in place.

                  Wireless systems currently transmit analog signals over distances of approximately 25 to 35 miles from their central transmission point. The transmission of wireless frequencies requires clear "line-of-sight" between the transmitter and the receiving antenna. Dense foliage, hilly terrain or tall buildings can cause signal interference which can diminish or block signals. Certain line-of-sight constraints can be ameliorated by changing transmission power levels and using engineering techniques, pre-amplifiers, beambenders and signal repeaters.

                  Like traditional franchise cable systems, wireless cable systems are capable of employing "addressable" subscriber authorization technology which enables the cable operator to centrally control the content available to each subscriber without the need for a service call to the subscriber's home or business. By eliminating service calls, addressable systems should reduce certain operating costs of a system.

                  The Company believes that wireless cable is the most economical technology currently available for delivering video, and data services. Wireless cable systems do not require an extensive network of cable and amplifiers; therefore, the capital cost per subscriber could be substantially lower than traditional franchise cable. In addition, since wireless signals are transmitted over the air rather than through underground or aerial networks, wireless systems are less susceptible to outages and are less expensive to operate and maintain than traditional franchise cable systems. Most service problems experienced by wireless cable subscribers are confined to their location rather than system-wide or neighborhood-wide, as is often the case with traditional franchise cable systems. As a consequence of the foregoing, the rates charged to subscribers of wireless cable operators are generally lower than hard wire cable systems.

                  Currently, wireless cable companies are transmitting programming by utilizing analog technology. Analog technology permits a standard 6 MHZ wireless cable television channel to carry one full motion audio/video programming service (such as ESPN or HBO) at a time. However, it is anticipated that in the near or immediate future wireless operators will be able to implement digital video compression technology, which is expected to increase the capacity of each 6 MHZ wireless cable channel by four to ten times. As a consequence of this technology, wireless cable companies are expected to be able to offer up to ten channels of video programming services on each 6 MHZ channel. When digital compression technology is implemented, wireless cable operators are also expected to be able to offer high speed Internet access and other data services, such as stock quotes, electronic mail and news, and to provide services such as home shopping and home banking.

                  The ability to apply compression technology is dependent on the availability of digital equipment which is expected to be commercially available in sufficient production in 1997. There is no assurance, however, that the equipment necessary will be available or can be successfully or profitably deployed. Approval from the FCC is also required. The FCC has issued an Interim Declaratory Ruling and Order which establishes interim rules to govern this transition from analog to digital technology. There is no assurance as to when or what permanent rules will be adopted by the FCC, if the Company will be able to comply with such rules or policies or whether the Company can operate a profitable business in compliance with such rules or policies.

                  Recent developments in technology and regulatory changes now allow ITFS spectrum to be used for high speed Internet access. The modem used at a receive sight can receive data at speeds up to 27 Mbps, almost 1000 times faster than the typical modem used today (28.8 Kbps). Several operators have tested one-way Internet over their spectrum using the phone lines for the less demanding return path. The Company believes there is a market for businesses which require high speed Internet access and is in the process of developing a business plan to offer such services in the New York market. However, Internet service is a newly developed business, the Company does not currently have the funds to implement such service, there is no assurance that the proposed service by the Company, if such funds were available, could be deployed in a commercially successful manner or that the Company could obtain the required licenses in a meaningful time frame, or at all.

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

                  The Company also paid a total of $144,000 in monthly royalties to the Department during 1996 and will be required to pay additional monthly royalties during 1997 through the expiration of the Channel Lease Agreement, equal to the greater of $12,000 ($16,000 under certain conditions) plus five cents ($.05) per subscriber or five (5) percent of the gross receipts per month, whichever is higher.

                  The Channel Lease Agreement includes the Company's right to use space leased to the Department at the seven transmission sites, including the Empire State Building, Staten Island, NY, Yonkers, NY, Loomis, NY, Rhinecliff, NY, Haverstraw, NY and Beacon, NY. Additional space is also available at all other locations owned or leased by the Department and can be made available to the Company by the Department for use in providing the Company's service. The Agreement precludes the Company from transmitting movies rated "R", "NC-17" or "X" over the Department's channels. The agreement further precludes the Company from transmitting movies Rated "X" or "NC-17" in the New York service area as defined over all channels controlled by the Company or its affiliates. The Company may, however, transmit "R" rated movies over non-Department channels that may be either controlled by the Company, or the Company's affiliates.

                  Available Market

                  According to latest available data, there are approximately seven million households located in the New York Area of Dominant Interest ("ADI") market. The Company estimates that approximately 70% of these households can receive wireless cable transmission. (Approximately 51% of such households subscribe to cable.) The Company believes that approximately 70% of all businesses in the New York metropolitan area are capable of receiving wireless cable. The Company also believes that transmission capacity in the New York area can be expanded significantly by activating the additional transmission sites for which it has rights in areas north of New York City.

                  Competition

                  The television industry is highly competitive. Wireless cable television operators face competition from a number of sources, including other wireless cable services operating in their areas, hardwire cable systems and satellite broadcast companies. In addition, several technologies are under development and a new regulatory environment may significantly affect the pay television industry and result in new competitors, such as telephone companies, entering the market. At this time, the Company cannot predict the competitive impact of these new technologies, new regulations and competitors to the wireless cable industry. However, the Company expects that wireless cable operators will be able to expand their programming capacity and introduce new services through the use of digital technology when developed, while continuing to maintain a cost advantage over other providers of pay television service. There is no assurance, however, that this will be the case.

                  In the New York metropolitan area there is currently one other wireless cable operator utilizing MMDS and ITFS frequencies and one operator using local multi-band distribution service ("LMDS") frequencies for pay television. The MMDS operator has also recently announced that it is pursuing alternative uses of its spectrum in this market and has begun trial marketing for Internet access service to up to 1,000 subscribers.

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

                  The Company believes that several traditional franchise cable companies are experimenting with interactive technology that permits a subscriber to transmit data from the subscriber's television set back to the operator's transmission facility. Although wireless cable systems are today technically capable of offering selected interactive services by transmitting data from the subscriber's location back to the head-end facility using "response channels", licensing of such use to wireless operators by the FCC has not been granted and there is no assurance that such applications will be granted or that if granted the technology can be deployed in a commercially feasible manner. Potential applications for interactive technology include, for example, automated pay-per-view service and home shopping activities. However, the introduction of expanded channel capacity and interactive services by traditional franchise cable systems will require substantial new investment. The demand for more expensive, expanded channel offerings and new services is uncertain, and the Company believes that the customer base of the hard-wire cable systems may not be willing to pay substantially higher prices for these expanded channel offerings and new services.

                  Wireless cable operators also compete against satellite systems, which include "backyard dish" services and direct broadcast satellite ("DBS") providers. The satellite systems involve the transmission of an encoded signal direct from a satellite to the customer's home. Because the DBS systems transmit a signal at a higher power level and frequency than most satellite-transmitted signals, its reception can be accomplished with a relatively small (18-inch) dish mounted on a rooftop or in the yard. According to trade publications, Satellite TV has approximately 4.7 million customers as of December 31, 1996. Due to the cost of DBS satellites and receiving equipment and lack of local programming and interactivity, the Company believes that wireless cable systems could enjoy a comparative advantage over these satellite systems.

                  It is also anticipated that wireless cable operators will be competing with telephone companies. Under the Communications Act of 1934, as amended (the "Communications Act"), local exchange carriers ("LECs"), including the Regional Bell Operating Companies, were prohibited from providing video programming directly to customers in their respective telephone service areas. The FCC has ruled, however, that LECs may acquire wireless cable operations without violating the prohibition. The FCC also permitted LECs to provide "video dialtone" service, allowing LECs to make available to multiple service providers, on a nondiscriminatory common carrier basis, a basic platform that will permit end users to access video program services provided by others. The Telecommunications Act of 1996, however, repealed the FCC's video dialtone regulations, except that existing systems may continue to operate. Some LECs have indicated that they intend to construct or acquire separate hard-wire cable systems within their telephone service areas if authorized. In addition, Bell Atlantic, NYNEX, Pacific Telesis and Bell South have all made acquisitions of and investments in wireless cable television systems.

                  The FCC has also proposed to redesignate the 28 GHz band to create a new video programming delivery service referred to as LMDS. On March 13, 1997 the FCC adopted service and auction rules for the LMDS licenses. There will not be an auction in the New York market since one of the Company's competitors, Cellular Vision USA Inc., is currently the license holder.

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

                  The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a local franchise and is subject to fewer local regulations than a hardwire cable system. Moreover, all transmission and reception equipment for a wireless cable system can be located on private property; hence, there is no need to make use of utility poles or dedicated easements or other public rights of way. Although wireless cable operators typically have to lease the right to use wireless cable channels from the holders of channel licenses, unlike hardwire cable operators they do not have to pay local franchise fees. Recently, legislation has been introduced in some states to authorize state and local authorities to impose on all video program distributors (including wireless cable distributors) a tax on the distributor's gross receipts comparable to the franchise fees cable operators pay. While the proposals vary among states, the bills all would require, if passed, as much as 5% percent of gross receipts to be paid by wireless distributors to local authorities.

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

                  Under current FCC regulations, a wireless cable operator generally may broadcast anywhere within the line-of-sight of its transmission facility, provided that its signal does not violate interference standards in the FCC-protected area of another wireless license holder. Existing wireless license holders generally are protected from interference within 35 miles of the transmission site; however, if that site is moved, the protection remains only within the original 35 mile zone and approval from the FCC is required before a transmission site may be moved.

                  1996 Telecommunications Act. In February 1996, Congress passed and the President signed into law the Telecommunications Act of 1996 (the "1996 Act"). Some of the provisions of the 1996 Act that directly affect wireless cable television operators are discussed below. Beyond those specific provisions, the 1996 Act contains provisions intended to increase competition in the telephone, radio, broadcast television, and hardwire and wireless cable television businesses. The long term effect of the 1996 Act cannot be determined at this time, although competition in the video programming delivery industry is likely to increase as a result of the adoption of the 1996 Act.

                  Recent Legislation. The 1996 Act may change the competitive environment of the wireless cable business. The 1996 Act changes the definition of cable television system so that the definition excludes any systems that serve customers without using any public right of way. This change will allow wireless cable system operators to wire together apartment complexes and other similar properties, as long as the wiring system does not cross a public right-of-way, without the need to apply for a local cable television franchise. The 1996 Act will also reduce the regulatory authority over cable company rates, allow telephone companies, under certain conditions to distribute video and afford relief to DBS providers by exempting them from local restrictions on antennas. The Company cannot predict the rules and policies which will be implemented by the FCC under this 1996 Act.

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

PRIVATE CABLE BUSINESS

                  General

                  Private cable television service is a multi-channel subscription television service where the programming is received at a facility by satellite receiver and then transmitted via coaxial cable throughout private property, often multiple dwelling units ("MDUs"), without crossing public rights of way. Private cable companies operate under agreements with private landowners to service a specific MDU, institution, or commercial establishment.

                  Since 1992, the Company has offered private cable television services to various colleges, universities and nursing home facilities, primarily in the northeastern United States. To date, the Company has entered into or been awarded contracts with 27 facilities, of which 23 are currently receiving programming from the Company. The Company believes that it has developed the necessary skills and "know-how" over time to deliver a quality product and that it has achieved a favorable reputation with its existing customer base. It also believes that this business can be expanded on a national basis with appropriate funding.

                  Agreements with Institutions

                  The Company has long-term agreements to provide service to 27 facilities (23 of which are currently operational) for students and patients, with approximately 8,450 outlets, at the following locations:

1.    Seton Hall University, South Orange, NJ - on line since 1992

2.    Fairleigh Dickinson University, Teaneck, NJ - on line since 1992

3.    Manhattanville College, Purchase, NY - on line since 1992

4.    Greenhill Retirement Community, West Orange, NJ - on line since 1992

5.    Maritime College, SUNY, Bronx, NY - on line since 1993

6.    Wagner College, SUNY, Bronx, NY - on line since 1993

7.    Sarah Frances Nursing Home, Boonton, NJ - on line since 1994

8.    Immaculata College, Immaculata, PA - on line since 1994

9.    Georgian Court College, Lakewood, NJ - on line since 1994

10.   Montclair State College, Montclair, NJ - Phase I on line since 1995

11.   Fordham University, Manhattan, NY - on line since 1995

12.   Jesuits of Fordham, Inc., Bronx, NY - on line since 1995

13.   Kean College, Union, NJ - on line since 1995

14.   Curry College, Milton, MA - on line since 1995

15.   Mount Olive College, Mount Olive, NC - on line since 1995

16.   V.A. Medical Center, East Orange, NJ - on line since 1996

17.   Montclair State University, Montclair, NJ - Phase II on line since 1996

18.   North Carolina A&T State University, Greensboro, NC - on line since 1996

19.   Ohio Valley College, Parkersburg, WV - on line since 1996

20.   Iona College, New Rochelle, NY - on line since 1996

21.   College of Mount St. Vincent, Riverdale, NY - on line since 1996

22.   Terrence Cardinal Cooke, New York, NY - on line since 1997

23.   Ambler Rest Home, Ambler, PA - on line since 1997

24.   Continental Wingate, Poughkeepsie, NY - projected on line 1997

25.   Beachview Care Center, Keansburg, NJ - projected on line 1997

26.   Keswick Multicare Center, Baltimore, MD - projected on line 1997

27.   Cardinal Stritch College, Fox Point, WI - projected on line 1997


                  From the date a contract is signed, it generally takes approximately three months to complete an installation and to make a site operational or place it "on line". Except for Manhattanville College, where the Company bills students directly, the Company receives its fees on a monthly basis (nine (9) months a year for colleges and universities) from these institutions, which include such charges in the tuition or other fees to students or residents of the subject facilities. The Company believes that the potential market for this segment of its business is, in the near term, located in the Eastern portion of the United States and is represented by hundreds of thousands of potential viewers. The Company has the ability under its standard form of agreement to create its own form of "TV Guide" for distribution to students and patients, as the case may be. None of the Company's revenues to date include fees from advertisers. However, at such time as the Company's subscriber base achieves "critical mass", estimated at 15,000 outlets, the Company believes that it will have the ability to obtain revenues from regional or local advertisers seeking to reach the Company's subscribers who the Company believes are a favored category of consumer for many product manufacturers and service providers.

                  Sales and Marketing

                  The Company's sales and marketing efforts in the private cable business have and will continue to focus primarily upon institutions with concentrated populations, such as colleges and universities with dormitories, nursing homes and other MDUs. The Company also believes that it will be able to expand its subscriber base by offering service to commercial businesses such as office buildings, but it has no present intention nor does it have the resources to do so. Institutional subscribers are asked to commit to long-term agreements. Some state institutions are prohibited from entering into long term agreements, but the Company believes that once it has wired the subject facility and provided private cable television service the relationship will become one of long term duration.

                  Competition

                  The Company's competition in the residential private cable business consists of numerous private cable operators located throughout the United States, none of which is deemed to be a dominant factor. The Company considers this business to be fragmented and subject to consolidation. Numerous companies, including local cable operators, across the country have begun to pursue institutional business in direct competition with the Company. In addition to this competition, any conventional cable operator as well as any other cable television programming distributor can service these institutions in direct competition with the Company. Many of these competitors are larger, have greater financial resources and more personnel to devote to this business than does the Company. The Company believes, however, that its experience and "know-how" in this field and customer endorsements to potential clients will greatly assist the Company when competing for this business.

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

TRADEMARKS, COPYRIGHTS, PATENTS

                  The Company holds no copyrights or patents but has received a federal service mark registration for the name Magnavision. The Company does not believe that these proprietary rights are material to its business.

PERSONNEL

                  The Company currently has a staff of 11 full time and one part time employee (6 in sales, installation, customer service and marketing, 3 in administration, and 2 in management) and various part time consultants, advisors and subcontractors, none of whom is a member of a union. The Company does not plan to expand its staff until it begins to generate sufficient revenue or receives funding to support expansion. The Company considers its relationship with its employees to be excellent.

CACOMM, INC.

                  Cacomm, Inc., a New Jersey corporation ("Cacomm"), is the majority shareholder of the Registrant. As of the date of this Form 10-K, Cacomm owns approximately 79.9% of the Registrant's outstanding common stock. All of the directors of the Registrant are also directors of Cacomm. Nicholas Mastrorilli, Sr., holder of approximately 31% of the capital stock of Cacomm, is Chairman of the Board and President of the Registrant, and certain other officers and directors of Cacomm are also directors and officers of the Registrant.

                  Cacomm is a 25% partner in a general partnership known as The Grand MMDS Alliance (the "Alliance"), a designated selectee of the FCC for four MMDS channels in the New York metropolitan market. The possibility exists that the Alliance could commence business in direct competition with the Registrant. However, the Alliance has not commenced operations as of the date of this report. The Company continues discussions with the Alliance (the other partners of which are unaffiliated with the Registrant) for the purpose of exploring various alternatives relating to the MMDS channels held by the Alliance. However, such discussions have not proven fruitful in the past, and there is no assurance that such discussions will be productive in the future.

ITEM 2. PROPERTIES

                  The Registrant's principal offices are located at 1725 Highway 35, The Wedgewood Building, Wall, New Jersey, where it occupies approximately 1200 square feet under a lease agreement which expires in August, 1997.

                  As part of the Channel Lease Agreement with the Department, the Company acquired the right to use a portion of the Department's transmitting space at the Empire State Building, in Yonkers, New York and on Staten Island, New York. The Company pays no additional consideration for this space beyond the fees due to the Department under the Channel Leasing Agreement.


ITEM 3. LEGAL PROCEEDINGS

                  None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                  P A R T   I I

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  (a) The Registrant's Common Stock is traded in the over-the-counter market. There is no established public trading market. The range of high and low bid and ask quotations for the Registrant's common stock through the quarter ended December 31, 1996 is as follows:


                             BID PRICES                                                     ASK PRICES
1996               HIGH                  LOW                                        HIGH              LOW
---------------------------------------------------------------------------------------------------------
January 1
Through            0.75                 0.25                                         N/A              N/A
March 31

April 1
Through            1.00                 0.50                                         N/A              N/A
June 30

July 1
Through            0.75                 0.38                                         N/A              N/A
Sept. 30

Oct. 1
Through            0.56                 0.16                                         N/A              N/A
Dec. 31

                             BID PRICES                                                     ASK PRICES
1995               HIGH                  LOW                                        HIGH              LOW
---------------------------------------------------------------------------------------------------------

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
Dec. 31

Note: The information set forth above has been provided by the National Quotation Bureau, Inc.. The Registrant believes that the information is accurate but cannot guarantee its accuracy. The above quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not represent actual transactions.

        (b) As of December 31, 1996, according to the Registrant's transfer agent, the approximate number of holders of record of the Registrant's common stock was 557.

        (c) The Registrant has never paid any cash dividends on its Common Stock and none are presently anticipated. Under the Company's agreements with its lenders, the Company is prohibited, without the consent of the lenders, from declaring or paying any dividends on its Common Stock until the loans made by the lenders have been repaid in full. It is expected that such restriction will remain in place after the conversion by the lenders of their senior subordinated note financing into redeemable preferred stock. It is anticipated that the redeemable preferred stock will have a preference over the common stock as to any dividends that may be legally available for declaration and payment.


ITEM 6. SELECTED FINANCIAL DATA

        The following is a summary of selected financial data. This data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8-Financial Statements and Schedules."

Income Statement Data

                                                                Years Ended December 31,
                                    ----------------------------------------------------------------------------------
                                         1996               1995            1994              1993             1992
                                    ---------------      -----------     -----------       -----------      ---------

Revenues                             $  1,285,442        $   666,366     $   516,053       $   385,512      $ 273,521
                                     ============        ===========     ===========       ===========      =========

Net (Loss) (1)                        $(1,411,509)       $  (844,493)    $  (531,863)      $  (805,120)     $(432,663)
                                     ============        ===========     ===========       ===========      =========

Loss Per
Common Share                       $        (.06)      $        (.03)  $        (.02)    $        (.03)   $      (.02)
                                     ============        ===========     ===========       ===========      =========

Balance Sheet Data

                                                                Years Ended December 31,
                                    ----------------------------------------------------------------------------------
                                         1996               1995            1994              1993             1992
                                    ---------------      -----------     -----------       -----------      ---------

Working Capital (Deficit)             $(4,293,922)       $  (213,988)     $  (209,103)     $ (385,948)    $ (117,317)
                                      ============         =========      ===========      ==========     ==========

Total Assets                          $ 2,196,994        $ 2,065,771      $   689,593      $  569,970     $  790,557
                                      ============         =========      ===========      ==========     ==========

Long Term Debt                        $ 4,077,176        $ 2,678,784      $    58,776      $  142,898     $   21,232
                                      ============         =========      ===========      ==========     ==========

Stockholders' Equity (Deficit)        $(2,608,645)       $(1,272,472)     $    12,004      $ (111,133)    $  177,037
                                      ============         =========      ===========      ==========     ==========

----------
(1) The 1993 net loss includes a bad debt of $407,722 relating to a shareholder loan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                  All of the Company's current revenues are derived from its private cable operations. The wireless channel capacity operations have not commenced; therefore, no revenue has been derived from the wireless operation.

                  The Registrant and its wholly owned subsidiary began service in February 1992 to various colleges, nursing home, and hospital facilities in the New York/New Jersey area utilizing direct satellite technology. This involves the use of antennas which are installed at the facility and then separately wired on a room-by-room basis. The Company has long-term agreements with 27 facilities (23 currently built) under which it is currently providing service to students and patients through approximately 8,450 outlets in rooms and common areas at such institutional facilities. The Company expects additional contracts to be signed in the near future and with the signed unbuilt facilities the Company intends to have these facilities on line in 1997. The majority of the facilities using the Company's private cable service are in New Jersey and New York, but the market area currently reaches from North Carolina to Massachusetts.

                  Many colleges and nursing homes in the United States do not have cable television, but the current trend is for these institutions to install cable television. Management feels that this trend, coupled with the fact that the Company can offer cable services normally not provided by traditional wired cable companies, should permit significant subscriber expansion in the future. Each installation is comprised of a number of billing outlets. A billing outlet represents a hookup for a television. The Company collects revenue from each television on-line. For the most part, the colleges are on a nine month billing cycle starting in September and ending in June of the subsequent year. The nursing homes and hospital are on a 12 month billing cycle.

1996 vs. 1995

                  The net loss for 1996 was $1,411,509, compared to $844,493 for 1995. The net loss from the private cable operation was $443,940 in 1996, compared to $245,111 for 1995. The loss from the Company's wireless cable business for 1996 was $967,569 compared to $599,382 for 1995, which related to expenses such as professional fees, engineering fees, salaries and channel lease expenses.

                  Revenues in 1996 increased by 93% to $1,285,442 from $666,366 in 1995. The increase was due to the addition of approximately 3,400 outlets in 1996 and the inclusion of a full year's income for the outlets added in 1995.

                  Cost of sales increased by 48% to $526,654 from $355,001 reflecting the increase in outlets in 1996 and a full years' programming expense from the outlets added in 1995.

                  Operating expenses primarily consist of salaries, depreciation and amortization and general and administrative expenses. General and administrative expenses primarily consist of salary payroll taxes, insurance, professional expenses and channel lease costs. Operating expenses increased 62% to $1,817,737 in 1996 from $1,122,167 in 1995.

                  The increase was attributable to, among other things; higher salaries due to increased staffing and increases in wages to bring staff up to market rate; depreciation and amortization which was increased due to amortization of the capitalized debt acquisition costs and the increased depreciation due to increased outlets. Of such operating expenses, general and administrative expenses accounted for an increase of $387,576 due to, among other things, increased professional fees for consulting concerning the performance of a strategic analysis of the Company's businesses, legal and accounting fees related to the amended lending facility, and increased channel lease costs.

                  Interest expense increased to $395,938 in 1996 from $125,805 in 1995. This increase is attributable to the senior debt for a full year in 1996.

1995 vs. 1994

                  The net loss for 1995 was $844,493 compared to $531,863 for 1994. The net loss from the private cable operation was $245,111 as compared to $111,341 for 1994. The loss from the Company's wireless channels for 1995 was $599,382 which related to expenses such as professional fees, engineering fees, salaries and channel lease expenses compared to $420,522 for 1994.

                  Revenues in 1995 increased by 29% to $666,366 from $516,053 in 1994. The increase was due to the addition of 1,561 outlets in 1995 and the inclusion of a full year's income for the outlets added in 1994.

                  Operating expenses are primarily salaries, depreciation and amortization, and general and administrative expenses. General and administrative expenses primarily consist of installation expenses, programming cost, payroll taxes, insurance, professional expenses and channel lease costs. Operating expenses increased 38% to $1,122,167 in 1995 from $810,361 in 1994. The major increases in general and administrative expenses included, professional fees increases of $138,637 over 1994 and channel lease expense increases of $107,656 over 1994. Salary increased $64,127 over 1994 to $383,884 primarily due to raises and increase of staff over 1994.

LIQUIDITY AND CAPITAL RESOURCES

                  For the year ending December 31, 1996, the total cash decreased by $71,031. The net cash used in operating activities increased from $589,685 in 1995 to $1,036,351 in 1996, primarily due to increased losses in operations.

                  The cash used in investing activities decreased from $1,176,683 in 1995 to $503,408 in 1996. The funds for 1996 were used primarily to purchase equipment used to increase the outlet count.

Cash flow provided by financing activities decreased from $1,758,664 in 1995 to $1,468,728 in 1996. Cash flow provided by financing activities was principally from the proceeds of senior indebtedness.

                  For the year ending December 31, 1995, the total cash decreased by $7,704. The net cash used in the operating activities increased from $374,168 in 1994 to $589,685 in 1995, primarily due to increased losses in operations.

                  The cash used in investing activities increased by $1,102,539 to $1,176,683. The increase relates primarily to the investment in the channel lease of $900,277, coupled with the $202,887 increase in purchases of property and equipment.

                  Cash flow provided by financing activities increased by $1,184,585 to $1,758,664 in 1995. Cash flow from financing activities principally came from the proceeds of senior indebtedness.

                  Since the inception of service in 1992, the Company has experienced operating losses, was in default of certain provisions of its senior debt, and has negative cash flow. At December 31, 1996, the Company had a working capital deficiency and shareholder deficit.

                  The Company's capital commitments at December 31, 1996 include additional capital to construct facilities at the Department of Education of the Archdiocese of New York and capital to expand the number of institutions the Company is currently servicing in its private cable business. However, as of the date hereof, the Company has not commenced operation of a wireless system, and will require substantial additional funding in order to do so.

                  The Company plans to meet short term liquidity requirements with the funds available under the agreement converting its senior debt to redeemable preferred stock described below. On a long term basis and based upon the conversion of debt to redeemable preferred stock and the elimination of related interest payments, the Company believes it will have the ability to create liquidity by borrowing, using the private cable contracts as security therefore. In addition, the Company is exploring various strategic alternatives relating to the Channel Lease Agreement including potential strategic alliances, joint ventures or a sale or other disposition of the Company's rights under such agreement. Allen & Company Incorporated has been retained to assist the Company in these endeavors. Also, management believes that the continued expansion of the Company's private cable operations should produce positive cash flows in the future.

                  However, no assurances can be given that the Company will be able to convert its debt to redeemable preferred stock, borrow any such funds or to successfully accomplish the strategic alternatives relating to the Channel Lease Agreement or expand the private cable operations to produce positive cash flows.

                  In August 1995, the Company entered into a $5 million lending facility with a bank and two small business investment companies. On June 3, 1996, the Company amended the agreement with the lenders and as of the year ended December 31, 1996, the Company had borrowed $4,062,932 under this agreement. See "Item 13- Certain Relationships and Related Transactions" for further information with regard to the transactions described above.

                  As of December 31, 1996 the Company had not met several covenants under its senior debt agreement and as of March 31, 1997 the Company did not make its quarterly interest payment of $122,095. On April 3, 1997 the Company and its lenders agreed in principle to convert the entire amount of the lending facility to redeemable preferred stock. The current loan balance, along with the balance of the line will be converted to redeemable preferred stock. The Company will have cash available to it of approximately $750,000 in connection with the conversion of the debt. In exchange therefore, the Company has agreed to issue redeemable preferred stock in the amount of $5 million, with an 8% preferred dividend, and to issue additional warrants (New Warrants) to purchase additional shares of common stock, representing approximately 20% of the common stock at $2.00 per share after a 20-for-1 reverse stock split. The exercise price of the current warrants, of $.27 and $.38 per share is being reduced to $.10 per share prior to such reverse stock split. At the conclusion of this conversion the preferred shareholders will have warrants to purchase 58% of the Company's common stock and will have the right to elect the majority of the Board of Directors. However, no assurance can be given that the Company and its lenders will be able to successfully complete the conversion to preferred stock.

                  If the conversion described above is not effectuated management intends to sell or otherwise dispose of certain company assets. However, no assurance can be given that the Company can sell its asset or if sold is sufficient capital can be raised.

                  Management feels that inflation and changing prices will have a minimal effect on operations. The above should be read in conjunction with the Company's financial statements included elsewhere herein.

                  Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements of the Company, or industry results expressed or implied by such forward-looking statements. Such factors include among others, general economic and business conditions, which will, among other things, impact demand for the Company's services; changes in public taste, trends and demographic changes; competition from other SMATV and/or cable companies, which may affect the Company's ability to generate revenues; political, social and economic conditions and laws, rules and regulations, which may affect the Company's results of operations; timely completion of construction projects for new systems; changes in business strategy or development plans; the significant indebtedness of the Company; quality of management; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in the Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                  See pages F-1 through F-15.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                None. See Form 10-K for the fiscal year ended December 31, 1995.

                                P A R T    I I I

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table sets forth certain information with respect to the directors and officers of the Registrant. These individuals serve in the same capacities with Magnavision - N.J.

                                                                                                      Director or
Name                                        Age                 Position                             Officer Since
----                                        ---                 --------                             -------------

Nicholas Mastrorilli, Sr.                   57                  Director, Chairman,                        1989
                                                                   President

Nicholas Mastrorilli, Jr.                   34                  Director, Vice President -                 1991
                                                                   Administration

Patrick Mastrorilli                         32                  Director, Vice President -                 1991
                                                                   Marketing

Jeffrey Haertlein                           48                  Chief Financial Officer                    1996

Keith M. Heilos                             34                  Vice President - Customer                  1991
                                                                   Relations

Brian Mastrorilli                           28                  Vice President -                           1991
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

                  Nicholas Mastrorilli, Sr., Chairman of the Board and President of the Registrant from the Company's inception in June 1989 to the present; Chairman and President of Cacomm, Inc., a company organized to produce television programming and video commercials, since April 1991 and Executive Vice President from 1981 to 1991. Mr. Mastrorilli, as Executive Vice President of Cacomm, Inc. from 1981 to 1989, directed all of such company's video production and distribution business as well as its research and development activities in wireless communications. As a result, Mr. Mastrorilli has extensive experience in cable network broadcasting and information and communication systems. During his tenure at Cacomm, Inc. Mr. Mastrorilli introduced many original concepts to cable systems including, in 1981, television home shopping, "The Franchise Show", a concept created to introduce franchises and business opportunities to the general public transmitted via satellite nationwide on the Financial News Network, "Racing From Monmouth Park", a first time thoroughbred racing show, and "Nightlife" a show produced on location at various casinos in Atlantic City, which won the Cape Award from the Cable Television Network Awards Committee for programming excellence.

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

                  Nicholas Mastrorilli, Jr., Vice President of administration since April of 1991. Mr. Mastrorilli, Jr. has also served as Vice President of Cacomm, Inc. from April 1991 to the present. He also served as director of administration of Cacomm, Inc. from January 1986 to April of 1991. He is responsible for the administrative functions of the Registrant. Until December 31, 1995 Mr. Mastrorilli, Jr. was the Registrant's Chief Financial Officer. Mr. Mastrorilli, Jr., now oversees all day-to-day functions of an administrative nature, has recently assumed responsibility for marketing and sales to nursing homes with respect to the Registrant's private cable television business (approximately 230 nursing home outlets have been signed to date) and assists the Registrant's new Chief Financial Officer with various financial matters, including accounts receivable, accounts payable, payroll, and working capital accounts. He has eight years of experience in the wireless cable industry serving as Director of Administration of Cacomm, Inc. Cacomm is also a partner in the Grand Alliance, a wireless cable television company. Mr. Mastrorilli, Jr. is currently serving as Vice President of Administration for Magnavision Corporation and has been directly involved with the business since its inception.

                  Patrick F. Mastrorilli, Vice President of Marketing since April 1991. He has also served as Vice President of Cacomm, Inc. from April 1991 to the present. He also served as Director of Sales and Marketing of Cacomm, Inc. from January 1986 to April of 1991. He is responsible for all sales and marketing to colleges and other institutions. He institutes and implements advertising campaigns designed to attract additional subscribers to Magnavision's services, as well as overseeing all right-of-entry negotiations with building owners, management companies, colleges, and nursing homes. Mr. Mastrorilli has eight years of experience in the wireless cable field serving as Director of Sales and Marketing of Cacomm, Inc. Mr. Mastrorilli, currently serving as Magnavision's Vice President of Marketing, has worked for the Company since its inception. He has successfully negotiated and signed agreements with 22 institutions on behalf of the Company. Non-profit volunteer work is also of interest to Mr. Patrick Mastrorilli who has organized and promoted fund-raising events for Muscular Dystrophy, the Arthritis Foundation, the Foodbank of New Jersey, and the American Cancer Society, just to name a few.

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

                  Brian J. Mastrorilli, Vice President, Technical Operations since April 1991. Prior to 1991, Mr. Mastrorilli served as Director of Technical Operations for Cacomm, Inc. from May of 1988 to April 1991 and Vice President of Cacomm, Inc. from April 1991 to the present. He previously served as Technical Director for Video and Audio operations for Cacomm, Inc. His accomplishments have included the design and construction of a complete three camera studio facility with editing suites. Mr. Mastrorilli is presently responsible for all the company's technical projects. He has co-produced and co-directed "The Franchise Show" aired on the "Financial News Network" nationwide via satellite and the "United States Shopping Network" a shop-at-home satellite delivered home shopping network. Mr. Mastrorilli is currently the company's system designer and construction coordinator. He is responsible for all job site equipment requisitions. Mr. Mastrorilli is also responsible for the design and construction of all the company's TVRO earth stations and distribution systems. He has currently designed CATV systems supplying over 22 systems in New Jersey, New York, Pennsylvania, North Carolina, West Virginia and Massachusetts. Mr. Mastrorilli is also responsible for all of the company's "point to point" 18 GHz microwave paths. This includes all FCC licensing, design, purchase and construction.

                  Jeffrey Haertlein, was elected as the Company's Chief Financial Officer effective as of January 1, 1996 with responsibility for all of the Registrant's financial matters. Mr. Haertlein was previously Assistant Vice President of Midlantic Corporation from 1978 to 1995 with responsibility for day-to-day financial functions including internal reporting, special projects and financial planning for such bank holding company and its various subsidiaries. Prior thereto and from 1977 to 1978 Mr. Haertlein was employed by Chase Manhattan Bank in the capacity of Internal Auditor. Mr. Haertlein received a B.A. degree from Monmouth College in accounting/marketing and is currently attending such institution in pursuit of a Masters in Business Administration.

                  Arnold Dauer, age 60, is an advisor to the President of Magnavision regarding all aspects of the Registrant's business, has performed such function from June 1989 to the present, and has provided general business consulting services to Cacomm, Inc. (the major shareholder of Magnavision Corporation) from 1985 to the present. In the summer of 1996, Mr. Dauer was appointed to the position of Manager of Strategic Planning. Mr. Dauer was creator and founder of various businesses including Allaire State Bank, where he also served on the Board of Directors from 1971 until the bank merged into The National Community Bank in December of 1982. Mr. Dauer served as Vice President in charge of operations and was co-founder of "Cathy Arnold", a small chain of retail apparel stores, and also served as

Vice President of Reid Manufacturing, Inc., a manufacturer of apparel, from 1959 until the businesses were sold in 1980. Mr. Dauer was president and founder of Professional Auto Leasing ("PAL"), one of the largest auto and equipment leasing companies operating in the tri-state area from 1976 to 1989. During the recession in the late 1980's, a large number of auto leasing defaults occurred, resulting in various corporate loans being called by the financial institution which financed PAL. Mr. Dauer, having personally guaranteed such loans, was forced to file for relief with the U.S. Federal Bankruptcy Court. Mr. Dauer, active in local community affairs, has served as President for both the Jaycees and Kiwanis.


ITEM 11. EXECUTIVE COMPENSATION

                  Set forth below is the aggregate remuneration paid or accrued by the Registrant during the years ended December 31, 1996, 1995 and 1994 to the Company's Chief Executive Officer. No other executive officer of the Company received salary and bonus aggregating in excess of $100,000 in any of those years.

                  At present, none of the current officers have employment agreements with the Registrant. Messrs. Nicholas Mastrorilli, Sr., Nicholas Mastrorilli, Jr. and Patrick Mastrorilli are expected to enter into employment agreements, under terms not yet negotiated, upon the conversion of the Company's senior subordinated note financing into redeemable preferred stock. See "Item 13-Certain Relationships and Related Transactions".

                           SUMMARY COMPENSATION TABLE

                                                                                                    Securities
                                                                                                    Underlying
                                                                              Restricted            Options/
                                                                                Stock               Warrants
Name & Principal Position               Year                Salary              Awards                  #
-------------------------               ----                ------              ------               ---------

Nicholas Mastrorilli, Sr.,              1996               $112,067               --                      --
CEO                                     1995                111,771               --                      --
                                        1994                 90,591             18,750               1,000,000



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    (a) Security Ownership of Certain Beneficial Owners:

                    The following table contains information as of December 31, 1996 as to the beneficial ownership of shares of Common Stock of the Registrant of each person who, to the knowledge of the Registrant at that date, was the beneficial owner of 5% or more of its outstanding shares.


Name and Address                     Amount and Nature
of Beneficial Owner                of Beneficial Ownership            % of Class
-------------------                -----------------------            ----------
Cacomm, Inc.                              18,417,782                      79.9
1725 Route 35
Wall, NJ  07719

KOCO Capital Company                       6,835,364 (1)                  30
111 Radio Circle
Mt. Kisco, NY  10549

IBJ Schroder Bank &                     10,253,046 (2)                    44
  Trust Company
One State Street
New York, NY  10004

----------
(1) Constitutes shares subject to currently exercisable warrants issued to KOCO Capital Company.
(2) Constitutes the aggregate number of shares subject to currently exercisable warrants issued to IBJ Schroder Bank & Trust Company (6,835,364) and its affiliate, IBJS Capital Corporation (3,417,682).

          (b)     Security Ownership of Management:

                  Set forth below is certain information, as of December 31, 1996, concerning the number and percentage of shares of Common Stock of the Registrant owned of record and beneficially by each officer and director of the Registrant and by all officers and directors as a group.

    Name of                              Amount and Nature of
Beneficial Owner                         Beneficial Ownership         % of Class
----------------                         --------------------         ----------
Nicholas Mastrorilli, Sr.                      995,460 (1)                4.3
Nicholas Mastrorilli, Jr.                      295,000 (2)                1.3
Patrick Mastrorilli                            331,220 (3)                1.4
All Officers and Directors
as a Group (6 persons)                       2,739,682 (4)               11.9


----------
(1) Includes 987,000 shares subject to currently exercisable warrants held by Mr. Mastrorilli, Sr., but does not include 18,417,782 shares held by Cacomm, Inc., of which Mr. Mastrorilli, Sr. owns approximately 31% of the outstanding shares (and, with members of his family, has the right to acquire an additional 19% on a fully diluted basis) and is the president and a director. Nicholas Mastrorilli, Jr. and Patrick Mastrorilli are also directors and own an insignificant amount of Cacomm, Inc. stock. Mr. Mastrorilli, Sr. disclaims any beneficial ownership of the shares of the Company owned by Cacomm, Inc.

(2) Constitutes shares subject to currently exercisable warrants held by Mr. Mastrorilli, Jr.

(3) Includes 296,579 shares subject to currently exercisable warrants held by Mr. Mastrorilli.

(4) Includes 2,453,297 shares subject to currently exercisable warrants held by all officers and directors.


     (c)  Changes in Control:

                  On April 3, 1997, the Registrant reached an agreement in principle with its lenders to convert their existing senior subordinated note financing into redeemable preferred stock. Under the proposed terms thereof the lenders will receive warrants (60% to IBJS Capital Corporation, 40% to KOCO Capital Company, L.P.) to purchase up to 58% of the Registrant's common stock on a fully diluted basis and will have the right to elect the majority of the Board of Directors. See "Item 13-Certain Relationships and Related Transactions" for additional information.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  As described in Part I of this Form 10-K, in August 1995, the Company obtained a $5,000,000 lending facility from IBJ Schroder Bank & Trust Co., IBJS Capital Corporation and KOCO Capital Company, L.P. (the "Lenders"). Approximately $2,637,000 of that amount was furnished to the Company at the time the facility was entered into, and the remainder was to be advanced based on the present value of the projected cash flow from new contracts with purchasers of the Company's private cable television service, with the funds advanced to be used for equipment and construction costs incurred in connection with installation of the new outlets and for working capital. In connection therewith the Company executed 12% interest-only promissory notes, the principal of which is due on February 26, 2001. The proceeds furnished at the time the lending facility was entered into were utilized to fund an escrow deposit for system configuration required under the Channel Lease Agreement, to repurchase approximately 18% of the Company's issued and outstanding capital stock and to provide working capital. In connection with obtaining the lending facility, the Company issued to the Lenders warrants expiring on August 27, 2003 to purchase approximately 27% of the Company's Common Stock on a fully diluted basis at exercise prices of $.38 and $.27 per share. Under the terms of the lending facility, the Lenders also have the right to designate two of the Company's five directors and the Company has agreed to various covenants. In connection therewith the Company is also required to issue additional warrants to purchase 360,000 shares of its Common Stock at an exercise price of $.38 in satisfaction of certain investment banking and finder fees.

                  On June 3, 1996 the Company and its Lenders amended the terms of the lending facility. Pursuant thereto, the Lenders agreed to continue to waive existing defaults and provide up to $1,200,000 toward the Company's working capital requirements (of which approximately $1,000,000 had been advanced to the Company by December 31, 1996) without regard to the present value formula referred to above. In exchange therefor, the Company agreed to issue warrants ("New Warrants") to purchase additional shares of Common Stock, representing approximately 12% of the Company's Common Stock on a fully diluted basis, at an exercise price of $.27 per share. The New Warrants expire on June 4, 2004. The amended agreements require the Lenders to surrender to the Company warrants representing the right to purchase 6,884,890 shares if, as and when the Company complies with certain conditions outlined in the amended agreements. In addition, the Lenders each have the right to require the Company to repurchase certain, and the Company has the right to repurchase all, of the warrants held by the Lenders under certain conditions. The Lenders also have the option to designate three out of the five directors of a subsidiary which owns the Company's rights under the Channel Lease Agreement and under such circumstances, will receive a proxy to vote the shares thereof.

                  On April 3, 1997 the Company and its lenders reached an agreement in principle to convert their existing senior subordinated note financing into redeemable preferred stock ("Redeemable Preferred Stock"). Under the proposed terms thereof, the Registrant's outstanding subordinated notes, approximately four million dollars, together with accrued interest and detachable warrants, will be exchanged for $5,000,000 of 8% Redeemable Preferred Stock due December 31, 2002 together with the cash balance of the remaining line of credit (approximately $750,000). The Redeemable Preferred Stock can be redeemed at the Company's option and has a mandatory redemption feature upon the occurrence of certain liquidity events. The Lenders will receive warrants to purchase up to 58% of the common stock on a fully diluted basis at an exercise price of $2.00 per share after the Company effectuates a 20-for-1 reverse stock split. The proposed agreement requires the warrant holders to surrender up to 10% of the stock on a fully diluted basis if, as and when certain liquidity events occur. In addition, the warrant holders have the right to require the Company to repurchase certain of the warrants under certain conditions. In connection with the agreement, the warrant holders have the right to designate the majority of the directors of the Company, which if exercised would result in a change of control. The agreement stipulates that, as a condition subsequent to the conversion, an affiliate of one of the warrant holders, will enter into a management services agreement with the Company upon mutually satisfactory terms, the substance of which has not been negotiated. This transaction is subject to documentation which includes employment contracts for members of the existing Board of Directors who are also members of the Registrant's management team, the terms of which have yet to be negotiated and to the absence of any material adverse change in the liabilities, condition, projections, prospects or operations of the Company. The commitment of the Lenders to proceed with the conversion as outlined will automatically expire if the conversion has not been consummated prior to April 30, 1997.

                  The description of the terms and conditions of the 1995 and 1996 agreements with the Lenders is qualified in its entirety by reference to the entire agreements, copies of which have been filed as exhibits to Form 10-K dated July 19, 1996 and is incorporated herein in full by reference thereto. The description of the April 3, 1997 agreement in principle is embodied in a letter agreement attached as an exhibit to this Form 10-K dated April 14, 1997.

                  During the fiscal year ended December 31, 1996 the Registrant paid the sum of $479,915, to the lenders of which $395,938 represented interest expense for the year ended December 31, 1996 and the balance represented interest expense for the year ended December 31, 1995 under the line of credit.

                  In February of 1997 the Registrant's Board of Directors approved a reduction in the exercise price of warrants to purchase 2,469,289 shares of its common stock held by officers and Directors of the Registrant, and by persons functioning in such capacity, from $.25 per share to $.10 per share. Such reduction was effected to more accurately reflect the market value of the underlying shares.

                                  P A R T   I V

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a) (1)Financial Statements. The following financial statements are included in Part II, Item 8:

                                                                          Page
                                                                          ----
Reports of Independent Auditors'  . . . . . . . . . . . . . . . . . . .    F-1

Consolidated Balance Sheets as of December 31, 1996 and 1995  . . . . .    F-3

Consolidated Statements of Operations for years ended
     December 31, 1996, 1995 and 1994             . . . . . . . . . . .    F-4

Consolidated Statements of Stockholders' Equity as of
     December 31, 1996, 1995 and 1994             . . . . . . . . . . .    F-5

Consolidated Statements of Cash Flows for years ended
     December 31, 1996, 1995 and 1994             . . . . . . . . . . .    F-6

Notes to Consolidated Financial Statements      . . . . . . . . . . . .    F-7

         (a) (2) Schedules. All schedules are omitted since the required information is either not applicable or not present in amounts sufficient to require submission of the schedule.

         (a) (3) Exhibits


                                                                   Page or
                                                                   Document
Item                                                             Incorporated
 No.        Description of Document                              by Reference
 ---        -----------------------                              ------------

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

       (c)  Microcell Systems Corporation Agreement                 Form 10-K
            dated December 15, 1993                               dated 12/31/93

       (d)  Securities Purchase Agreement dated as of                Form 10-K
            August 25, 1995 among the Registrant, Magnavision      dated 7/19/96
            Corporation (N.J.), IBJS Capital Corporation,
            IBJ Schroder Bank & Trust Company and Koco Capital
            Company, L.P.

       (e)  Form of Senior Subordinated Note of the                  Form 10-K
            Registrant and Magnavision Corporation (N.J.)          dated 7/19/96
            due February 26, 2001

       (f)  Form of Warrant to Purchase Shares of Registrant's       Form 10-K
            Common Stock expiring on August 26, 2003               dated 7/19/96

       (g)  Security Agreement and Collateral Assignment dated        Form 10-K
            as of August 25, 1995 among Magnavision Corporation    dated 7/19/96
            (N.J.), University Connection, Inc. and IBJS Capital
            Corporation as agent

       (h)  Registration Rights Agreement dated as of                Form 10-K
            August 25, 1995 among the Registrant and the           dated 7/19/96
            investors listed therein

       (i)  Stockholders' Agreement dated as of August 25, 1995      Form 10-K
            among the Registrant, the investors and the other      dated 7/19/96
            parties listed therein

       (j)  Non-Competition Agreement dated as of August 25, 1995    Form 10-K
            between Magnavision Corporation (N.J.) and             dated 7/19/96
            Nicholas Mastrorilli, Sr.

       (k)  Indemnification Agreement dated as of August 25, 1995    Form 10-K
            between the Registrant, Cacomm, Inc., and the          dated 7/19/96
            investors listed therein

       (l)  Lockbox Service Agreement dated as of August 25, 1995    Form 10-K
            among Magnavision Corporation (N.J.), University       dated 7/19/96
            Connection, Inc., IBJS Capital Corporation and IBJ
            Schroder Bank & Trust Company

       (m)  Amendment No. 1 dated as of June 3, 1996 to              Form 10-K
            Securities Purchase Agreement dated as of August       dated 7/19/96
            25, 1995 among the Registrant, Magnavision
            Corporation (N.J.), Magnavision Wireless Cable, Inc.,
            IBJS Capital Corporation, IBJ Schroder Bank & Trust
            Company and Koco Capital Company, L.P.

       (n)  Amended and Restated Stockholders' Agreement dated       Form 10-K
            as of June 3, 1996 among the Registrant,               dated 7/19/96
            Magnavision Corporation (N.J), Magnavision
            Wireless Cable, Inc. and the investors and other parties listed therein

       (o)  Amendment No. 1 dated as of June 3, 1996                 Form 10-K
            to the Registration Rights Agreement dated as          dated 7/19/96
            of August 25, 1995 among the Registrant and the investors listed therein

       (p)  Amendment No. 1 dated as of June 3, 1996 to              Form 10-K
            the Security Agreement and Collateral Assignment       dated 7/19/96
            dated as of August 25, 1995 among Magnavision
            Corporation (N.J.) Magnavision Wireless Cable,
            Inc., Magnavision Private Cable, Inc., University
            Connection, Inc. and IBJS Capital Corporation, as agent

       (q)  Amended and Restated Lockbox Service Agreement           Form 10-K
            dated as of June 3, 1996 among Magnavision             dated 7/19/96
            Corporation (N.J.), University Connection, Inc.,
            Magnavision Private Cable, Inc., IBJS Capital
            Corporation and IBJ Schroder Bank & Trust Company

       (r)  Pledge Agreement dated as of June 3, 1996 between        Form 10-K
            Magnavision Corporation (N.J.) and IBJS Capital        dated 7/19/96
            Corporation as agent

       (s)  Pledge Agreement dated as of June 3, 1996 between        Form 10-K
            Magnavision Corporation (N.J.) and IBJS Capital        dated 7/19/96
            Corporation as agent

       (t)  General Indenture of Conveyance, Assignment and          Form 10-K
            Transfer dated as of June 3, 1996 from Magnavision     dated 7/19/96
            Corporation (N.J.) and University Connection, Inc.
            to Magnavision Private Cable, Inc.

       (u)  General Indenture of Conveyance, Assignment and          Form 10-K
            Transfer dated as of June 3, 1996 from Magnavision     dated 7/19/96
            Corporation (N.J.) to Magnavision Wireless Cable, Inc.

       (v)  Indenture of Assumption of Liabilities dated             Form 10-K
            as of June 3, 1996 from Magnavision Private            dated 7/19/96
            Cable, Inc. to Magnavision Corporation (N.J.) and
            University Connection, Inc.

       (w)  Indenture of Assumption of Liabilities dated             Form 10-K
            as of June 3, 1996 from Magnavision Wireless           dated 7/19/96
            Cable, Inc. to Magnavision Corporation (N.J.)

       (x)  Irrevocable Proxy dated June 3, 1996 issued by           Form 10-K
            Magnavision Corporation (N.J.) to IBJS Capital         dated 7/19/96
            Corporation as agent

       (y)  Form of Amended and Restated Senior Subordinated         Form 10-K
            Notes dated June 3, 1996                               dated 7/19/96

       (z)  Form of Warrant to Purchase Shares of Registrant's       Form 10-K
            Common Stock expiring on June 4, 2004                  dated 7/19/96

       (aa) Letter Agreement dated July 11, 1995 between the         Form 10-K
            Registrant, Cacomm, Inc. and George S. Callas          dated 7/19/96

       (bb) Letter Agreement dated August 25, 1995 among the         Form 10-K
            Registrant, Midlantic Bank, N.A. and George S. Callas  dated 7/19/96

       (cc) Letter Agreement dated April 3, 1997 between the
            Registrant, KOCO Capital Company, L.P. and IBJS
            Capital Corporation


(11)   Statement re: Computation of per share earnings

(16)   Letter re:  change in certifying accountant                  Form 10-K
                                                                  dated 7/19/96

(21)   Subsidiaries of Registrant

(27)   Financial Data Schedule


(b)    Form 8-K

       None

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on the Company's behalf by the undersigned, thereunto duly authorized.

                                              MAGNAVISION CORPORATION



DATE: April 14, 1997                          By: /s/ Nicholas Mastrorilli, Sr.
                                                  -----------------------------
                                                   NICHOLAS MASTRORILLI, SR.
                                                   Principal Executive Officer


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



Signature                                   Title                                  Date
---------                                   -----                                  ----


/s/ Nicholas Mastrorilli, Sr.                Chairman, President,             April 14, 1997
-----------------------------                Director
Nicholas Mastrorilli, Sr.


/s/ Nicholas Mastrorilli, Jr.                Vice President of                April 14, 1997
-----------------------------                Administration, Director
Nicholas Mastrorilli, Jr.


/s/ Patrick Mastrorilli                     Vice President of Marketing,      April 14, 1997
-----------------------                     Director
Patrick Mastrorilli



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

                                              MAGNAVISION CORPORATION



DATE: April 14, 1997                          By:
                                                  -----------------------------
                                                   NICHOLAS MASTRORILLI, SR.
                                                   Principal Executive Officer


                                              By:
                                                  -----------------------------
                                                   JEFFREY HAERTLEIN
                                                   Principal Financial and
                                                     Accounting Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature                                   Title                                  Date
---------                                   -----                                  ----


                                             Chairman, President,             April 22, 1997
-----------------------------                Director
Nicholas Mastrorilli, Sr.


                                             Vice President of                April 22, 1997
-----------------------------                Administration, Director
Nicholas Mastrorilli, Jr.


                                            Vice President of Marketing,      April 22, 1997
-----------------------                     Director
Patrick Mastrorilli


                                     - 36 -

                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----

Independent Auditors' Report                                           F-1

Balance Sheets as of December 31, 1996 and 1995                        F-3

Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994                                     F-4

Statements of Shareholders' Equity for the Years Ended
  December 31, 1996, 1995 and 1994                                     F-5

Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994                                     F-6

Notes to Financial Statements                                          F-7

                          Independent Auditors' Report


To the Board of Directors and Shareholders of:
         Magnavision Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Magnavision Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnavision Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, is in default of certain provisions of its senior debt, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                           KPMG PEAT MARWICK LLP


New York, New York
April 11, 1997

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

In our opinion, the consolidated financial statements referred to above the present fairly, in all material respects, the financial position of Magnavision Corporation and Subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


                                       Lawson, Rescinio, Schibell & Assoc., P.C.


Oakhurst, New Jersey
January 30, 1995

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995

                                                             ASSETS
                                                                                             1996                  1995
                                                                                             ----                  ----
CURRENT ASSETS
   Cash and Cash Equivalents                                                            $   164,296            $   235,327
   Trade Accounts and Other Receivables                                                     156,252                108,156
   Prepaid Expenses                                                                           8,059                 12,628
   Shareholder Loans Receivable, Net (Note 2a)                                               44,161                 43,861
                                                                                        -----------            -----------
         Total Current Assets                                                               372,768                399,972
                                                                                        -----------            -----------

PROPERTY AND EQUIPMENT
   Property and Equipment at Cost (Notes 3 and 8)                                         1,269,887                766,779
   Less: Accumulated Depreciation                                                          (501,178)              (333,870)
                                                                                        -----------            -----------
         Net Property and Equipment                                                         768,709                432,909
                                                                                        -----------            -----------

OTHER ASSETS
   Prepaid Lease Expenses (Note 7)                                                          757,652                864,621
   Deferred financing cost, net of accumulated amortization
   of $70,404 and $23,476 in 1996 and 1995, respectively                                    293,445                363,849
   Deposits                                                                                   4,420                  4,420
                                                                                        -----------            -----------

TOTAL ASSETS                                                                            $ 2,196,994            $ 2,065,771
------------                                                                            ===========            ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable and Accrued Expenses                                                $   284,094            $   338,614
   Due to Shareholders (Note 2b)                                                            139,889                144,889
   Deferred Revenues                                                                        175,348                102,244
   Current Portion of Obligations Under
         Capital Leases (Note 8)                                                               --                   23,411
   Current Portion of Long-Term Debt (Note 5)                                                 3,686                  3,911
   Income Taxes Payable (Note 4)                                                                741                    891
   Note Payable - Senior Debt (Note 9)                                                    4,062,932                   --
                                                                                        -----------            -----------
         Total Current Liabilities                                                        4,666,690                613,960
                                                                                        -----------            -----------

LONG-TERM LIABILITIES
   Accounts Payable and Accrued Expenses                                                      2,000                 14,000
   Security Deposits Payable                                                                126,386                 58,821
   Long-Term Debt (Note 5)                                                                   10,558                 14,243
   Notes Payable - Senior Debt (Note 9)                                                        --                2,637,219
                                                                                        -----------            -----------
         Total Long-Term Liabilities                                                        138,949              2,724,283
                                                                                        -----------            -----------

COMMITMENTS AND CONTINGENCIES
         (NOTES 6, 7, AND 8)
SHAREHOLDERS' EQUITY (DEFICIT)
   Common Stock, $0.004 Par Value - 750,000,000 shares Authorized, 23,044,441 issued & outstanding in 1996
        and 27,369,451 issued in 1995(Note 11)                                               92,178                109,478
   Additional Paid-In Capital                                                             3,321,207              3,988,571
   Accumulated Deficit                                                                   (6,022,030)            (4,610,521)
                                                                                        -----------            -----------
                                                                                         (2,608,645)              (512,472)
   Less 4,626,354 shares of common stock in treasury                                           --                 (760,000)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                     (2,608,645)            (1,272,472)
                                                                                        -----------            -----------

TOTAL LIABILITIES AND SHAREHOLDERS
   EQUITY (DEFICIT)                                                                     $ 2,196,994            $ 2,065,771
                                                                                        ===========            ===========

See notes to consolidated financial statements

 .
                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                     1996                      1995                   1994
                                                     ----                      ----                   ----
Revenues
     Gross Revenues                                $  1,285,442            $    666,366            $    516,053
     Cost of Sales                                      526,654                 355,001                 198,212
                                                   ------------            ------------            ------------
     Gross Profit                                       758,788                 311,365                 317,841
                                                   ------------            ------------            ------------

Operating Expenses
     Officers Salaries                                  464,592                 280,978                 264,535
     Other Salaries                                     130,766                 102,906                  55,222
     Depreciation and Amortization                      239,300                 142,780                 114,035
     General and Administrative Expenses                983,079                 595,503                 376,569
                                                   ------------            ------------            ------------

Total Operating Expenses                              1,817,737               1,122,167                 810,361
                                                   ------------            ------------            ------------

Operating Loss                                       (1,058,949)               (810,802)               (492,520)
                                                   ------------            ------------            ------------

Other Income (Expense)
     Interest Expense                                  (395,938)               (125,805)                (34,008)
     Dividend and Interest Income                        35,383                   8,913                   1,526
     Other                                                8,705                  84,653                     771
                                                   ------------            ------------            ------------
Total Other Income (Expense)                           (351,850)                (32,239)                (31,711)
                                                   ------------            ------------            ------------

Loss Before Provision For
     Income Tax                                      (1,410,799)               (843,041)               (524,231)

Provision for Income Taxes (Note 4)                         710                   1,452                   7,632
                                                   ------------            ------------            ------------
Net Loss                                             (1,411,509)               (844,493)               (531,863)
                                                   ============            ============            ============

Net Loss per Common Share                                  (.06)                  (0.03)                  (0.02)

Weighted Average Number
     of Shares Outstanding                           22,940,609              25,530,775              26,274,851







See notes to consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1996,1995 AND 1994

                                       Total
                                      Common         Common          Additional                                             Share-
                                       Stock          Stock           Paid-In      Accumulated              Treasury       Holders'
                                      Shares         Amount           Capital        Deficit                 Stock          Equity
                                      ------         ------           -------        -------                 -----          ------


Balances, December 31, 1993             26,049,385     $   104,198     3,018,834      (3,234,165)             --       $  (111,133)

Issuance of Common Stock
   Jan. 1, 1994 to Dec. 31, 1994           767,500           3,070       651,930            --                --           655,000

Net Loss                                      --              --            --          (531,863)             --          (531,863)
                                        ----------     -----------     ---------      ----------        ----------     -----------

Balances, December 31, 1994             26,816,885         107,268     3,670,764      (3,766,028)             --            12,004

Issuance of Common Stock
   Jan. 1, 1995 to Dec. 31, 1995           552,566           2,210       317,807            --                --           320,017

Repurchase of 4,626,354 shares
   of Common Stock, net (note 11)             --              --            --              --            (760,000)       (760,000)

Net Loss                                      --              --            --          (844,493)             --          (844,493)
                                        ----------     -----------     ---------      ----------        ----------     -----------

Balances, December, 1995                27,369,451         109,478     3,988,571      (4,610,521)         (760,000)     (1,272,472)

Issuance of Common Stock
   January 1, 1996 to Dec. 31, 1996        301,344           1,205        74,131            --                --            75,336

Retirement of 4,626,354 shares of
common stock held in Treasury           (4,626,354)        (18,505)     (741,495)           --             760,000            --

Net Loss                                      --              --            --        (1,411,509)             --        (1,411,509)
                                        ----------     -----------     ---------      ----------        ----------     -----------

Balance, December 31, 1996              23,044,441     $    92,178     3,321,207      (6,022,030)             --       $(2,608,645)
                                        ==========     ===========     =========      ==========        ==========     ===========





See notes to consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDING DECEMBER 31, 1996, 1995 AND 1994


                                                              1996                   1995                   1994
                                                          -----------            -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                (1,411,509)              (844,493)              (531,863)
     Depreciation & Amortization                              239,300                142,780                114,035
     Amortization of Channel Lease Agreement                  106,969                 35,656                   --
     (Gain) Loss on Sale of Assets                             (1,583)                  --                     (750)
     Investment Bank Fees Paid with Stock                        --                     --                   36,900
     Changes in Assets and Liabilities:
       Trade Accounts and
         Other Receivables                                    (48,096)               (23,130)               (45,378)
       Prepaid Expenses                                         4,569                  9,876                  6,880
       Deposits                                                  --                      (75)                (2,007)
       Accounts Payable and Accrued Expenses                  (66,520)                 6,419                  6,217
       Security Deposits Payable                               67,565                 36,229                 22,592
       Income Taxes Payable                                      (150)                    50                    841
       Deferred Revenues                                       73,104                 31,984                 10,857
       Deferred Charges                                          --                   15,019                  7,058
                                                          -----------            -----------            -----------
NET CASH USED IN OPERATING ACTIVITIES                      (1,036,351)              (589,685)              (374,168)
                                                          -----------            -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Increase) Decrease in Loans to Shareholders                  (300)                 5,185                  3,810
   Purchases of Property and Equipment                       (503,108)              (281,591)               (78,704)
   Proceeds from Sale of Assets                                  --                     --                      750
   Investment in channel lease                                   --                 (900,227)                  --
                                                          -----------            -----------            -----------

NET CASH USED IN INVESTING ACTIVITIES                        (503,408)            (1,176,683)               (74,144)
                                                          -----------            -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds (Payments of long-term debt)                   (3,910)                15,281                 (5,837)
   Payments of Obligations Under Capital Leases               (23,411)               (32,492)               (25,106)
   Decrease in Due to Shareholder                              (5,000)               (34,036)               (13,078)
   Proceeds from Issuance of Common Stock                      75,336                320,017                618,100
   Proceeds From Senior Indebtedness                        1,425,713              2,637,219                   --
   Payment of financing fees                                     --                 (387,325)                  --
   Redemption of Common Stock                                    --                 (760,000)                  --
                                                          -----------            -----------            -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,468,728              1,758,664                574,079
                                                          -----------            -----------            -----------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                                (71,031)                (7,704)               125,767

CASH AND CASH EQUIVALENTS-BEGINNING
   OF PERIOD                                                  235,327                243,031                117,264
                                                          -----------            -----------            -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $   164,296                235,327                243,031
                                                          ===========            ===========            ===========
SUPPLEMENTAL SCHEDULE OF CASH PAID DURING YEAR
INTEREST                                                      479,915                 41,828                 33,451
                                                          -----------            -----------            -----------
INCOME TAX                                                        710                  1,402                    335
                                                          -----------            -----------            -----------

See notes to consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

1 - OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

    a. Consolidated Financial Statements - The accompanying financial statements present the consolidated accounts of Magnavision Corporation, a Delaware corporation (formerly Yardley Ventures, Inc.), and its wholly owned subsidiary Magnavision Corporation, a New Jersey corporation, and its wholly owned subsidiaries, University Connection, Inc., a New Jersey corporation, Accu-Trek, Inc., a New Jersey corporation and Magnavision Laboratories, Inc., a Delaware Corporation ("the Company"). As required by the amended senior debt agreement of June 4, 1996, Magnavision Corporation, a New Jersey corporation, formed two additional wholly owned subsidiaries, Magnavision Private Cable, Inc., established to hold the private cable contracts and Magnavision Wireless Cable, Inc., established to hold the wireless lease. The consolidated financial statements include all of the assets, liabilities, income, expenses and cash flows for these companies. All significant intercompany transactions and balances have been eliminated.

    b. Organization, Operations and Liquidity (See Note 9) - Magnavision Corporation (formerly Yardley Ventures, Inc.) was incorporated in Delaware on April 3, 1986, to seek to acquire one or more potential businesses. Magnavision Corporation and its subsidiaries were established to conduct the business of providing wireless and private cable television, which is now the business purpose of the Company, to segments where cable television is not available and as an alternative to cable television. Magnavision Corporation of New Jersey was formed on June 15, 1989, pursuant to the laws of the State of New Jersey. As a result of the amended lending agreement, the Company created two new subsidiaries, Magnavision Private Cable and Magnavision Wireless Cable.

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations, is in default of certain provisions of its senior debt, and has a net capital deficiency at December 31, 1996. In the absence of alternative financing, sales of assets, or restructuring of its existing debt, the Company will have insufficient liquidity to pay principal and interest on its existing senior debt and may experience liquidity shortfalls in meeting its ongoing obligations.

        The Company plans to meet short term liquidity requirements with funds that will be available under the agreement converting debt to redeemable preferred stock described below. On a long term basis and based upon the elimination of all debt on its balance sheet, the Company intends to create liquidity by borrowing senior secured debt utilizing its wireless assets and/or its private cable contracts as security therefore. In addition, the Company plans to take advantage of the current marketplace interest in wireless spectrum that it controls by exploring various strategic alternatives relating to the Channel Lease Agreement, including potential strategic alliances, joint ventures or a sale or other disposition of the Company's rights under such agreement. Allen & Company Incorporated has been retained to assist the Company in these endeavors. Also, management believes that the continued expansion of the Company's private cable operations should produce positive cash flows in the future.

        There can, however, be no assurance that the Company will be successful in the conversion of existing debt, obtaining additional financing, or in exploring various strategic alternatives for its channel lease, which will be sufficient to meet all projected and/or unforseen cash needs.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


    c. Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers cash in banks and certificates of deposit maturing within thirty days as cash and cash equivalents.

    d. Property and Equipment - Property and equipment are stated at cost. Depreciation, for financial reporting purposes, is provided on the straight-line method over the estimated useful lives of the related assets, which are:


        Office Equipment                             5 years
        Furniture and Fixtures                       10 years
        Transportation Equipment                     5 years
        Machinery and Equipment                      5 to 10 years
        Leasehold Improvements                       7 years

        The Company uses accelerated methods and lives, as allowed by the Internal Revenue Code, to calculate depreciation for income tax purposes.

    e. Deferred Revenues - The Company records subscriptions received in advance of the service being provided as a current liability.

    f. Income Taxes - Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

        Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    g. Use of Estimates- Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenue and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

    h. Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (Statement 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In many cases, fair value estimates cannot be substantiated by comparison to independent market information and could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

        In management's opinion, cash and cash equivalents, trade accounts and other receivables, shareholder loans at receivable, deposits, accounts payable and accrued expenses, due to shareholders, long-term debt and notes payable equal or approximate fair value.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

    i. Impairment of Long-Lived Assets - The Company adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

    j. Prepaid Lease Expense - Prepaid lease expense represents the Company's deposit relating to the Channel Lease Agreement (see note 7). The amount is being amortized over the term of the lease agreement.

    k. Deferred Financing Costs - Deferred financing costs represent expenditures relating to the Senior Debt financing (see note 7). The amount is being amortized over the term of the senior debt financing lease agreement.

    l. Earnings Per Share of Common Stock - Primary earnings per share are computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares include shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method when dilutive.

    m. Accounting for Stock Issued to Employees - Prior to January 1, 1996, the Company accounted for its warrants in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income disclosure for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to account for stock options granted under the provisions of APB 25 and to provide the pro forma disclosures required by SFAS 123. The pro forma disclosures required by SFAS 123 for 1996 and 1995 have not been presented on the basis of materiality.

NOTE 2 - RELATED PARTY TRANSACTIONS-CONFLICTS OF INTEREST

        The following transactions occurred between the Company and related parties:

    a. Shareholder loans receivable of $44,161 and $43,861 at December 31, 1996 and December 31, 1995 are payable on demand and are interest free.

    b. At December 31, 1996 and 1995, current liabilities include $139,889 and $144,889, respectively, payable to the Company's majority shareholder in connection with expenses paid by this shareholder on behalf of the Company in prior years.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

    c. Cacomm, Inc., the Company's majority shareholder, is a partner in a general partnership known as the Grand MMDS Alliance. The Grand MMDS Alliance holds rights to certain MMDS channels, as a designated selectee of the FCC. These channels cover similar broadcast areas as Magnavision, and the possibility exists that The Grand MMDS Alliance could commence business in direct competition with Magnavision, but has not commenced business operations as of the date of this report. Certain officers and directors of Magnavision are also officers and directors of Cacomm, Inc.

NOTE 3 - PROPERTY AND EQUIPMENT

        Property and equipment at December 31, 1996 and 1995 are summarized by major classification as follows:

                                             1996                     1995
                                          -----------            -----------
Office Furniture and Equipment            $    55,505            $    49,246
Transportation Equipment                       46,224                 51,559
 Machinery and Equipment                    1,168,158                665,974
                                          -----------            -----------
                                            1,269,887                766,779
Less:  Accumulated Depreciation              (501,178)              (333,870)
                                          -----------            -----------

                                          $   768,709            $   432,909
                                          ===========            ===========

       Machinery and equipment relate principally to assets owned by the Company located at the various college and nursing home sites serviced by the Company.

NOTE 4 - INCOME TAXES

       Income tax expense attributable to loss from operations consists of:

                                   Current

                  Year ended December 31, 1996:
                          Federal        --                                    -
                          State         710
                                       ----

                                        710
                                       ====

                  Year ended December 31, 1995:
                          Federal       --
                          State      1,452
                                     -----

                                     1,452
                                     =====

                  Year ended December 31, 1994:
                          Federal    7,632
                                    ------

                                    $7,632
                                    ======

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994



           Income tax expense attributable to net loss before provision for income taxes was $710, $1,452 and $7,632 for the years ended December 31, 1996, 1995 and 1994 and differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income from operations as a result of the following:



                                                             1996                  1995                 1994
                                                           ---------            ---------            ---------

Computed expected tax benefit                              $(479,672)           $(286,634)           $(178,341)
     Increased (reduction) in income
     taxes resulting from:
     Increase in valuation allowance for Federal
           deferred tax assets                               467,009              282,179              172,359
     Book vs. tax depreciation                                11,153                 --                   --
     State and local income taxes, net of
           Federal income tax benefit                            469                  958                5,037
     Non-deductible portion of
           meals and entertainment                               736                  303                  906
     Other, net                                                1,015                4,646                7,671
                                                           ---------            ---------            ---------

                                                           $     710            $   1,452            $   7,632
                                                           =========            =========            =========

The temporary differences and carry forwards which give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are presented below:

                                                            1996                    1995
                                                         -----------            -----------
Deferred tax assets:
         Net operational loss carry forward              $ 2,558,792            $ 1,969,058
         Compensation paid with Company stock                 28,123                 28,123
         Organization and construction costs
                  capitalized for tax purposes               320,138               (335,083)
         Less valuation allowance                         (2,874,083)            (2,310,447)
                                                         -----------            -----------

                  Net deferred tax asset                      32,970                 21,817
                                                         ===========            ===========

Deferred tax liabilities:
         Property and equipment, principally
                  due to differences in depreciation        (32,970)               (21,817)
                                                            --------            ----------

                  Net deferred tax asset (liability)     $        -             $        -
                                                         ===========            ==========


                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


At December 31, 1996, the Company has net loss carry forwards for federal income tax purposes of $5,600,000 which are available to offset future taxable income. These carry forwards expire in varying amounts through 2011. The net change in the total valuation allowance for 1996, 1995 and 1994 was an increase of $563,636, $334,062 and $204,495, respectively.


NOTE 5 - LONG-TERM DEBT

         Long-term debt at December 31, 1996 and 1995 consisted of the following:

                                                                            1996              1995
                                                                          -------           -------
            Note payable to a financing company, payable in
            monthly installments of $436, including interest at
            12.25%, final payment due April 2000 collateralized
            by a vehicle with a book value of $20,141                     $14,244           $17,507


            Note payable to a financing company, payable in
            monthly installments of $222, including interest at
            11.5%, final payment was made in January 1996                    --                 647
                                                                          -------           -------
                                                                           14,244            18,154
            Less Current Portion                                            3,686             3,911

            Long-Term Debt                                                 10,558           $14,243
                                                                          =======           =======

                  At December 31, 1996 maturities of long-term debt are as follows:

                                            1997             3,686
                                            1998             4,163
                                            1999             4,703
                              Thereafter    2000             1,697
                                                           -------
                                                           $14,244
                                                           =======

NOTE 6 - OPERATING LEASES

The Company leases office space and automobiles for use in continuing operations for terms of 1 to 3 years. Minimum lease payments over the remaining lease terms are as follows:

                                            1997           $  25,343
                                            1998              14,100
                                            1999                 586
                                                           ---------
                                                           $  40,029
                                                           =========

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                         DECEMBER 31, 1996,1995 AND 1994


Expenses under operating leases amounted to $40,127, $24,468 and $32,333 for the years ended December 31, 1996, 1995 and 1994, respectively.


NOTE 7 - LICENSE AGREEMENT

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

      At December 31, 1996, the minimum royalty payments over the remaining license term are as follows:

          For the Year Ended        -        1997              $ 144,000
                                    -        1998                144,000
                                    -        1999                144,000
                                    -        2000                144,000
                                    -        2001                144,000
                                    -        Thereafter          300,000
                                                             -----------
                                                             $ 1,020,000
                                                             ===========

NOTE 8 - OBLIGATIONS UNDER CAPITAL LEASES

     The Company maintained capital leases on certain equipment with lease terms through June, 1996. These leases have been paid in full. The Company has retained title to this equipment. The obligations under capital leases were recorded in the accompanying financial statements at the present value of the future minimum lease payments, discounted at interest rates from 24.50% to 27.25%. At December 1996 and 1995, the assets held under the capital leases are included in property and equipment costs as follows:

                                                       1996            1995
                                                       ----            ----

     Office Equipment                               $  24,412      $  24,412

     Machinery and Equipment                          132,914        132,914
                                                     ---------      ---------

            Total assets at cost                     $157,326       $157,326
            Less accumulated depreciation            (133,050)      (104,025)
                                                     ---------      ---------
                                                    $  24,276      $  53,301
                                                     ---------      =========

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 9 - NOTES PAYABLE - SENIOR DEBT

In August 1995, the Company obtained a $5,000,000 lending facility from IBJ Schroder Bank & Trust Co., IBJS Capital Corporation (collectively "IBJS") and KOCO Capital Company, L.P. ("KOCO"), with interest at 12% payable quarterly on any outstanding balance. The final maturity date of any outstanding amount under the lending facility was February 2001. Approximately $2,637,000 of that amount was furnished to the Company at the time the lending facility was entered into, and the remainder was to be advanced based on the present value of the projected cash flow from new contracts with purchasers of the Company's private cable television service. Funds advanced are to be used for equipment and contract costs incurred in connection with installation of the service at the new locations and for working capital. The proceeds furnished at the time the lending facility was entered into were utilized to fund an escrow deposit of $900,000 for system configuration required under the Channel Lease Agreement, to repurchase approximately 18% of the Company's issued and outstanding capital stock and to provide working capital. In connection with obtaining the lending facility, the Company issued to its lenders 7,239,309 and 2,438,177 warrants to purchase approximately 27% of the Company's Common Stock on a fully diluted basis at exercise prices of $.38 and $.27 per share, respectively. These warrants expire on August 27, 2003.

Related to the Agreement, the Company also agreed to issue 200,000 common shares in aggregate to two individuals at par value for services provided in obtaining the above financing. Due to immateriality these additional costs were not accrued as part of debt acquisition costs.

As of December 31, 1995, the Company had not met certain covenants under the agreement, and, at the end of the first quarter of 1996, had not made its required interest payment of $82,710.

On June 3, 1996, the terms of the lending facility were amended. Pursuant to the amendment, the lenders agreed to waive existing defaults and provide up to the sum of $1,200,000 toward the Company's working capital requirements without regard to the present value formula referred to above, with the remaining balance of the $5 million to be advanced based on the present value of projected cash flow from the contracts for new outlets with institutions. In exchange therefore, the Company agreed to issue warrants to purchase an additional 7,410,930 shares, representing 12% of the Company's Common Stock on a fully diluted basis at an exercise price of $.27 per share. These warrants expire on June 4, 2004.

The amendment requires the lenders to surrender to the Company warrants for the purchase of up to 6,884,890 shares if, as and when the Company complies with certain conditions outlined in the agreement. The amendment has a put/call option in the event that the Company sells a significant asset. The put option requires the Company to purchase a percentage of the lenders' warrants as required by a formula outlined in the amended agreement. This option can only be exercised upon the sale of a significant asset of the Company or change of control. Conversely, the call option allows the Company to purchase all the outstanding warrants at a price set by the formula stated above. The cost of either the put or call option can not be determined at this time since it is based upon the value of a sale of a significant asset which cannot be assured which cannot be assured.

In connection with the June 3, 1996 Amendment the Company's rights under the Channel Lease Agreement have been transferred to a subsidiary whose stock has been pledged to the Lenders as security for amounts advanced under the lending facility. The agreement is secured by the License Agreement and the Company's institutional cable contracts. The Agreement contains a prepayment penalty for the first two years and places limits on stock sales and payment of dividends, and also contains several financial covenants.

At December 31, 1996, the Company was in default of certain provisions of certain covenants of its senior debt agreement, and at the end of the first quarter of 1997, had not made its required interest payment.

Subsequent thereto, and on April 3, 1997, the Company reached an agreement in principle with its lenders to convert their existing senior subordinated note financing into redeemable preferred stock. Under the proposed terms thereof, the Company's outstanding subordinated notes, aggregating approximately four million dollars, together with accrued interest and detachable warrants, will be exchanged for $5,000,000 of 8% redeemable preferred stock due December 31, 2002. In connection with the exchange, the lenders will also fund the Company the remaining balance on the existing line, which is approximately

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


$750,000. IBJS and KOCO will receive warrants to purchase up to 58% of the common stock on a fully diluted basis at an exercise price of $2.00 per share after the Company effectuates a 20-for-1 reverse stock split, and will have the right to elect the majority of the Board of Directors which would result in a change in control. The proposed agreement also requires the warrant holders to surrender up to 10% of the stock on a fully diluted basis if, as and when certain liquidity events occur. In addition, the warrant holders have the right to require the Company to repurchase certain of the warrants under certain conditions. The agreement stipulates that one of the warrant holders will enter into a management service agreement. This transaction is subject to documentation which includes employment contracts for members of the existing Board of Directors who are also members of the Company's management team. The commitment of the Lenders to proceed with the conversion as outlined will automatically expire if the conversion has not been consummated prior to April 30, 1997.

NOTE 10- SALES TO MAJOR CUSTOMERS

For the year ending December 31, 1996 and 1995, revenue from three customers represented 50% and 62%, respectively, of total revenues.

NOTE 11 - STOCKHOLDERS' EQUITY

During the first quarter of 1996, the Company issued 200,000 shares of common stock at $.25. These shares were issued to non-management shareholders who assisted in facilitating the redemption of the 4,626,354 shares of common stock held in treasury.

During the second quarter of 1996 the Company retired the 4,626,354 shares of common stock held as treasury stock as was required by its lenders.

During the third quarter of 1996 non-management and management warrant holders exercised warrants for 101,344 shares of common stock at an exercise price of $.25 per share.

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

During 1996 and 1995, the Company granted 7,410,924 and 9,997,486 warrants for shares of its common stock at exercise prices ranging from $.25 to $1.00 per share. At December 31, 1996, the Company has 20,049,006 unexercised warrants outstanding to purchase 20,049,006 shares of its common stock, which expire at various dates through May 25, 2005.

Pursuant to the original Securities Purchase Agreement with its Senior Lenders, the Company required to issue additional warrants to purchase 360,000 shares of its common stock at an exercise price of $.38 in satisfaction of certain investment banker and finders fees previously agreed to.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

In February 1997, the Company reduced the exercise price of 2,469,289 warrants held by officers and directors of the Registrant from an exercise price of $.25 to $.10. Such reduction was effected to more accurately reflect the market value of the underlying shares.

NOTE 12 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash at a financial institution. The Federal Deposit Insurance Corporation only insures up to $100,000 at any one financial institution. The Company rarely if ever maintains cash of more than $100,000 in any one institution.

NOTE 13 - SUBSEQUENT EVENT

      During 1997 the Company has entered into contracts with six additional institutions to provide cable television service. The Company has presently begun, in conjunction with a potential joint venture partner, testing the channel lease spectrum for uses other than television. These test relate to one-way transmission and are therefore dependent upon receipt of approval from the F.C.C. application for which has been recently filed.