Form 10-Q
period 1997-03-31
MAGNAVISION CORPORATION
filed 1997-05-27
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------   ----------------
Commission File No. 33-9030

                             MAGNAVISION CORPORATION
             (exact name of registrant as specified in its charter)

       DELAWARE                                            22-2741313
-------------------------------------------------------------------------
(State or other jurisdiction                              (IRS Employer
    of incorporation)                                  Identification No.)

                      1725 ROUTE 35, WALL, NEW JERSEY 07719
-------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

The number of shares of Registrant's Common Stock outstanding on May 8, 1997 was 23,051,501.

Documents Incorporated by Reference: None.

PART I.           Financial Information

Item 1.           Financial Statements
                  Consolidated Balance Sheet - March 31, 1997 and December 31, 1996

                  Consolidated Statement of Income for the first quarters ended March 31, 1997 and March 31, 1996 and three months then ended.

                  Consolidated Statements of Stockholders' (Deficiency) Equity For The Period December 31, 1996 to March 31, 1997.

                  Consolidated Statements of Cash Flows for the first quarters ended March 31, 1997 and March 31, 1996 and the three months then ended.

                  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

PART II.          Other Information

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION

MAGNAVISION CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                                                   March 31        December 31
ASSETS                                                                               1997             1996
                                                                                  (UNAUDITED)
                                                                                   ---------        ---------
CURRENT ASSETS
     Cash and cash equivalents                                                       $82,578         $164,296
     Trade accounts and other receivables                                            179,835          156,252
     Prepaid expenses                                                                  8,059            8,059
     Shareholder loans receivable                                                     44,782           44,161
                                                                                   ---------        ---------
          Total Current Assets                                                       315,254          372,768
                                                                                   ---------        ---------
PROPERTY AND EQUIPMENT
     Property and equipment at cost                                                1,319,125        1,269,887
     Less:  Accumulated depreciation                                                (546,351)        (501,178)
                                                                                   ---------        ---------
          Net property and equipment                                                 772,774          768,709
                                                                                   ---------        ---------
OTHER ASSETS
     Prepaid lease expense                                                           730,910          757,652
     Deferred financing cost,  net of accumulated amortization                       275,844          293,445
     Deposits                                                                          4,420            4,420
                                                                                   ---------        ---------
TOTAL ASSETS                                                                      $2,099,202       $2,196,994
                                                                                   ---------        ---------

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                           412,036          284,094
     Due to Shareholders                                                             131,889          139,889
     Deferred Revenues                                                               190,771          175,348
     Current Portion of long-term Debt                                                 3,686            3,686
     Income Taxes Payable                                                                741              741
     Notes Payable - Senior Debt                                                   4,072,073        4,062,932
                                                                                   ---------        ---------
          Total Current Liabilities                                                4,811,196        4,666,690

LONG-TERM LIABILITIES
     Accounts Payable and Accrued Expenses                                               - -            2,000
     Security Deposits Payable                                                       128,675          126,386
     long-term Debt                                                                    9,621           10,563
                                                                                   ---------        ---------
          Total Long - Term Liabilities                                              138,296          138,949
                                                                                   ---------        ---------
Commitments and contingencies

SHAREHOLDERS' (DEFICIENCY) EQUITY
     Common Stock, $0.04 par value - 750,000,000  shares authorized;  issued and outstanding, 23,051,501 shares
        in March 31,1997 and 2 3,044,441 shares in December 31,1996                   92,206           92,178
     Additional paid-in Capital                                                    3,321,886        3,321,207
     Accumulated Deficit                                                          (6,264,382)      (6,022,030)
                                                                                   ---------        ---------
TOTAL SHAREHOLDERS' (DEFICIENCY) EQUITY                                           (2,850,290)      (2,608,645)
                                                                                   ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY                           $2,099,202       $2,196,994
                                                                                   ---------        ---------

See accompanying notes to consolidated financial statements.

                  MAGNAVISION CORPORATION & SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Three months ending March 31
                                                                                  ----------------------------
                                                                                      1997             1996
                                                                                      ----             ----
REVENUES
     Gross revenues                                                                 $406,658         $262,870
     Cost of sales                                                                   129,118           84,374
                                                                                    --------         --------
            Gross profit                                                             277,540          178,496

OPERATING EXPENSES
     Salaries                                                                        157,172          141,398
     Depreciation and amortization expense                                            62,774           53,644
     General and administrative expenses                                             181,328          236,794
                                                                                    --------         --------
            Total operating expenses                                                 401,274          431,836

OPERATING LOSS                                                                      (123,734)        (253,340)

OTHER INCOME (expense)
     Interest expense                                                               (122,343)         (86,006)
     Interest income                                                                   7,614           12,001
                                                                                    --------         --------
          Total other income (expense)                                              (114,729)         (74,005)

               Loss before provision for income tax                                 (238,463)        (327,345)

     Provision for income taxes                                                        3,889              714
                                                                                    --------         --------
              Net loss                                                             ($242,352)       ($328,059)
                                                                                    --------         --------
Earns per share                                                                       ($0.01)          ($0.01)
                                                                                    --------         --------
Weighted average number of shares outstanding                                     23,047,736       22,782,657

See accompanying notes to consolidated financial statements.

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three months ending March 31
                                                                                  ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                  1997              1996
                                                                                   ---------        ---------
     Net Loss                                                                      ($242,352)       ($328,059)
          Depreciation and Amortization                                               62,774           53,644
         Amortization of channel lease prepayments                                    26,742           26,743
          Changes in Assets and Liabilities:
               (Increase) Decrease in Trade Accounts and
                     Other Receivables                                               (23,583)          58,060
               Decrease in prepaid expenses                                               --            7,110
               Increase in Accounts Payable and
                    Accrued Expenses                                                 125,942           65,553
               Increase in Security Deposits Payable                                   2,289               --
               Increase in Income Taxes Payable                                           --              (87)
               Increase in Deferred Revenues                                          15,423           11,598
                         Net cash used in operating activities                       (32,765)        (105,438)

CASH FLOWS FROM INVESTING ACTIVITIES
             Increase in loan to  shareholders                                          (621)            (100)
             Purchase of property and equip                                          (49,238)         (33,847)
                                                                                   ---------        ---------
                         Net cash used in investing activities                       (49,859)         (33,947)

CASH FLOW  FROM FINANCING ACTIVITIES
     Proceeds from Notes Payable - Senior Debt                                         9,141               --
     Payments of long-term Debt                                                         (942)            (779)
     Payments of Obligations Under Capital Leases                                         --          (16,057)
     Decrease in Due to Shareholders                                                  (8,000)          (5,000)
     Proceeds from Issuance of Common Stock                                              707              800
                                                                                   ---------        ---------
                         Net cash (used in) provided by financing activities             906          (21,036)

                                Net decrease in cash and cash equivalents            (81,718)        (160,421)
                                                                                   =========        =========
Cash and cash equivalents begging of period                                          164,296          235,327
Cash and cash equivalents end of period                                               82,578           74,906

See accompanying notes to consolidated financial statements.


                                              MAGNAVISION CORPORATION AND
                                              SUBSIDIARIES CONSOLIDATED
                                              STATEMENTS OF STOCKHOLDERS,
                                              DEFICIENCY For the period December
                                              31, 1996 to March 31,1997


                                                      (Unaudited)
                                              Common             Common           Additional
                                              Stock              Stock            Paid  in           Accumulated     Shareholders'
                                              Shares             Amount           Capital            Deficit         Equity

Balances, December 31,1996                    23,044,441          $92,178          $3,321,207        ($6,022,030)    ($2,608,645)

Net loss for the three months
ended March 31,1997                                   --               --                  --           (242,352)       (242,352)

Issued Common Stock
Jan 1,1997 to March 31,1997                        7,075               28                 679                                707
                                              ----------          -------          ----------        -----------     -----------
             Balance, March 31,1997           23,051,516          $92,206          $3,321,886        ($6,264,382)    ($2,850,290)


See accompanying notes to consolidated financial statements.

Note to Consolidated Financials



1.       Summary of Significant Accounting Policies:

The accompanying Consolidated Financial Statements include the accounts of Magnavision Corporation ("the Parent") and it's wholly owned subsidiaries, (collectively the "Company"), the most significant of which are Magnavision Corporation (New Jersey), Magnavision Private Cable, Inc. and Magnavision Wireless Cable, Inc. In the opinion of management, all adjustments necessary for a fair presentation of financial statements have been included. Such adjustments consisted only of normal reoccurring items. The consolidated financial statements for the quarters ending March 31, 1997 and March 31, 1996 are unaudited and should be read in conjunction with the consolidated annual financial statements and notes thereto for the year ending December 31, 1996.


2.       Conversion of Debt to Redeemable Preferred Stock

At December 31, 1996, the Company was in default of certain provisions of certain covenants of its senior debt agreement, and at the end of the first quarter of 1997, had not made its required interest payment on such debt.

On May 12, 1997, the Company agreed with its lenders to convert its senior subordinated notes into redeemable preferred stock. Under terms thereof, the Company's outstanding subordinated notes, aggregating approximately $4.1 million, together with accrued interest and detachable warrants, were exchanged for $5 million of 8% redeemable preferred stock due December 31, 2002. In connection with the exchange, the lenders also funded the Company the remaining balance on the existing line. In addition, the note holders received warrants to purchase up to 58% of the common stock on a fully diluted basis at an exercise price of $2.00 per share after the Company effectuates a 20-for-1 reverse stock split, and have the right to elect the majority of the Board of Directors. This resulted in a change in control. The agreement also requires the warrant holders to surrender up to 10% of their stock on a fully diluted basis if, as and when certain liquidity events occur. In addition, the warrant holders have the right to require the Company to repurchase the warrants under certain conditions. Also, one of the warrant holders has entered into a management service agreement with the Company. Employment contracts were given to members of the existing Board of Directors who are also members of the Company's management team and will remain on the Board of Directors. Effective May 12, 1997 the Company effectuated a 20 for 1 reverse stock split. The outstanding stock after the split was 1,152,575 shares.

3.       Equity Transaction

During the first quarter of 1997 a management warrant holder exercised warrants for 7,075 shares of common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         All of the Company's current revenues are derived from its private cable operations. The wireless channel capacity operations have not commenced; therefore, no revenue has been derived from the wireless operation.

         The Registrant and its wholly owned subsidiary, Magnavision Private Cable, Inc., began service in February 1992 to various colleges and nursing home facilities in the New York/New Jersey area utilizing direct satellite technology. This involves the use of antennas which are installed at the facility and then separately wired on a room-by-room basis. As of May 12, 1997, the Company has long-term agreements with 25 facilities under which it is currently providing service to students and patients through approximately 8,800 outlets in rooms and common areas at such institutional facilities. The Company recently entered into contracts with an additional two institutions representing approximately 400 outlets and expects additional contracts to be signed in the near future. The Company intends to complete installation at the new institutions so as to go on line before September of 1997. The majority of the facilities using the Company's private cable service are in New Jersey and New York, but the Company's market area currently reaches from North Carolina to Massachusetts.

         Many colleges and nursing homes in the United States do not have cable television, but the current trend is for these institutions to install cable television. Management believes that this trend, coupled with the fact that the Company can offer cable services normally not provided by the traditional wired cable companies, should result in significant subscriber expansion in the future. Each installation is comprised of a number of billing outlets. A billing outlet represents a hookup for a television. The Company collects revenue from each television on-line. For the most part, the colleges are on a nine month billing cycle starting in September and ending in June of the subsequent year. The nursing homes and hospitals are on a 12 month billing cycle.

  FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

 For the first quarter of 1997, gross profit increased $99,013 or 55% over the first quarter of 1996. The increase was primarily a result of an inclusion of 3,300 outlets that went on line in September of 1996.

         Total operating expenses decreased $30,562 in the first quarter of 1997 when compared to first quarter 1996. The primary reason for the decrease was a decrease in General and Administrative expenses of $55,466, offset somewhat by increases in salaries and depreciation.

         Interest expense increased $36,337 for the first quarter 1997 when compared to the first quarter 1996. This increase is attributable to an increase in the amount of senior debt over the three months ending March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ending March 31, 1997, total cash decreased by $81,718. The net cash used in operating activities decreased by $32,765 primarily due to operating losses, and an increase in accounts payable and accrued expenses.

Cash used in investing activities in the quarter ended March 31, 1997 was $49,859, and related to the purchase of cable equipment to increase the outlet count.

Cash flow provided by financing activities increased $906 for the quarter.

Since the inception of its cable service in 1992, the Company has experienced operating losses and negative cash flow. In addition, at March 31, 1997 the Company had a working capital deficiency and shareholder deficit.

The Company's capital commitments at March 31, 1997 include capital to construct facilities at the Department of Education of the Archdiocese of New York and capital to expand the number of institutions the Company is currently servicing in its private cable business. However, as of the date hereof, the Company has not commenced operation of a wireless system, and will require substantial additional funding in order to do so.

         The Company plans to meet short term liquidity requirements with the funds available under the agreement converting its senior debt to redeemable preferred stock described below. The Company believes that, on a long term basis liquidity will be acheived through, and based upon the conversion of debt to redeemable preferred stock and the elimination of related interest payments, the Company believes it will have the ability to create liquidity by borrowing, using the private cable contracts as security therefore. In addition, the Company is exploring various strategic alternatives relating to the Channel Lease Agreement including potential strategic alliances, joint ventures or a sale or other disposition of the Company's rights under such agreement. Allen & Company Incorporated has been retained to assist the Company in these endeavors. Also, management believes that the continued expansion of the Company's private cable operations should produce positive cash flows in the future. However, no assurances can be given that the Company will be able to borrow any such funds, to successfully accomplish the strategic alternatives relating to the Channel Lease Agreement, or expand the private cable operations to produce positive cash flows.

         In August 1995, the Company entered into a $5 million lending facility with a bank and two Small Business Investment companies. On June 3, 1996, the Company amended the agreement with its lenders and at December 31, 1996, the Company, which had borrowed $4,062,932 under this agreement, had not met several covenants under its senior debt agreement. As of March 31, 1997 the Company did not make its quarterly interest payment of $122,095. On May 12, 1997 the Company and its lenders agreed to convert the entire amount of the lending facility to redeemable preferred stock. The current loan balance, along with the balance of the line was converted to redeemable preferred stock. The Company has cash available to it of approximately $800,000 after expenses. The Company issued redeemable preferred stock in the amount of $5 million, with an 8% preferred dividend, and issued additional warrants (New Warrants) to purchase additional shares of common stock, representing approximately 20% of the common stock at $2.00 per share after it effectuates a 20-for-1 reverse stock split. The exercise price of the current warrants, $.27 and $.38 per share, was reduced to $.10 per share prior to such reverse stock split. The preferred shareholders have warrants to purchase 58% of the Company's common stock and have the right to elect the majority of the Board of Directors.

         Management believes that inflation and changing prices will have a minimal effect on operations.

         The above should be read in conjunction with the Company's financial statements included elsewhere herein.

         Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward- looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements of the Company, or industry results expressed or implied by such forward-looking statements. Such factors include among others, general economic and business conditions, which will, among other things, impact demand for the Company's services; changes in public taste, trends and demographic changes; competition from other SMATV and/or cable companies, which may affect the Company's ability to generate revenues; political, social and economic conditions and laws, rules and regulations, which may affect the Company's results of operations; timely completion of construction projects for new systems; changes in business strategy or development plans; the significant indebtedness of the Company; quality of management; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors.

PART II                    OTHER INFORMATION




   Item 6.           Exhibits and Reports on Form 8-K

      a) Exhibits
          None
      b) Reports on Form 8-K
           No Reports on Form 8-K were filed by the Company during the Quarter ending
           March 31, 1997


Pursuant to the Requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.



Date        May 27, 1997                           ------------------------
            ------------                           Nicholas Mastrorilli, Sr.