Form 10-Q
period 1997-06-30
MAGNAVISION CORPORATION
filed 1997-08-14
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

The number of shares of Registrant's Common Stock outstanding on July 22, 1997 was 1,152,575.

Documents Incorporated by Reference: None.

PART I.           Financial Information

Item 1.           Financial Statements
                  Consolidated Balance Sheet - June 30, 1997 and December 31,
                  1996

                  Consolidated Statement of Income for the six months ended June 30, 1997 and June 30, 1996 and three months then ended.

                  Consolidated Statements of Stockholders' Equity (Deficiency) For The Period December 31, 1996 to June 30, 1997.

                  Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and June 30, 1996.

                  Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

PART II.          Other Information

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION

MAGNAVISION CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                                    June 30       December 31
ASSETS                                                                                                1997           1996
                                                                                                   --------------------------
                                                                                                   (unaudited)
CURRENT ASSETS
     Cash and Cash Equivalents                                                                       $508,023        $164,296
     Trade Accounts and Other Receivables, Net of Allowance for doubtful accounts                     125,800         156,252
     Prepaid Expenses                                                                                   7,059           8,059
     Shareholder Loans Receivable                                                                      43,678          44,161
                                                                                                   ----------      ----------
          Total Current Assets                                                                        684,560         372,768
                                                                                                   ----------      ----------

PROPERTY AND EQUIPMENT
     Property and Equipment at Cost                                                                 1,532,705       1,269,887
     Less:  Accumulated Depreciation                                                                 (596,180)       (501,178)
                                                                                                   ----------      ----------
          Net Property and Equipment                                                                  936,525         768,709

OTHER ASSETS
     Prepaid lease expense                                                                            704,168         757,652
     Deferred financing cost,  Net of Accumulated Amortization                                            --          293,445
     Deposits                                                                                           4,420           4,420
                                                                                                   ----------      ----------

TOTAL ASSETS                                                                                        2,329,673       2,196,994
                                                                                                   ==========      ==========





LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                                                            323,777         284,094
     Due to Shareholders                                                                                  --          139,889
     Deferred Revenues                                                                                 83,192         175,348
     Current Portion of Long-Term Debt                                                                  3,686           3,686
     Income Taxes Payable                                                                                 742             741
     Term Loan                                                                                        105,468             --
     Notes Payable - Senior Debt                                                                          --        4,062,932
                                                                                                   ----------      ----------
          Total Current Liabilities                                                                   516,865       4,666,690

LONG-TERM LIABILITIES
     Accounts Payable and Accrued Expenses                                                                 --           2,000
     Security Deposits Payable                                                                        140,015         126,386
     Long-Term Debt (Note 5)                                                                            8,821          10,563
                                                                                                   ----------      ----------
          Total Long - Term Liabilities                                                               148,836         138,949
                                                                                                   ----------      ----------
          Total Liabilities                                                                           665,701       4,805,639

Commitments and contingencies

     Series A Preferred Stock and Warrants, 10,000,000
          shares authorized; issued and outstanding, 5,000,000
          shares.                                                                                   5,000,000             --
SHAREHOLDERS' (DEFICIENCY) EQUITY
     Series B Preferred Stock, , 150,000 shares
          authorized; issued and outstanding, 131,889 shares.                                         131,889             --
     Common Stock, $0.08 par value - 10,000,000 shares authorized;
          issued and outstanding, 1,152,575 shares
          in June 30,1997 and 1,152,222 shares December 31, 1996                                       92,206          92,178
     Additional Paid-In Capital                                                                     3,321,886       3,321,207
     Accumulated Deficit                                                                           (6,882,009)     (6,022,030)
                                                                                                   ----------      ----------
Total Shareholder's Equity (Deficiency)                                                            (3,336,028)     (2,608,645)
                                                                                                   ----------      ----------

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY                                            $2,329,673      $2,196,994
                                                                                                   ==========      ==========


See accompanying notes to consolidated financial statements.

                     MAGNAVISION CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Six months ending June 30    Three months ending June 30
                                                                -------------------------    ---------------------------
                                                                    1997           1996          1997          1996
                                                                    ----           ----          ----          ----
                                                                (unaudited)    (unaudited)    (unaudited)   (unaudited)
REVENUES
     Gross Revenues                                               $ 727,461      $ 473,639      $ 320,803      $ 210,769
     Cost of Sales                                                  248,804        153,959        119,686         69,585
                                                                -----------    -----------    -----------      ---------
     GROSS PROFIT                                                   478,657        319,680        201,117        141,184

OPERATING EXPENSES
     Salaries                                                       308,774        290,788        151,602        149,390
     Depreciation and Amortization Expense                          112,604        107,309         49,830         53,665
     General and Administrative Expenses                            471,070        600,923        289,742        364,129
                                                                -----------    -----------    -----------      ---------

TOTAL OPERATING EXPENSES, BEFORE  EXTRAORDINARY ITEM                892,448        999,020        491,174        567,184

OPERATING LOSS                                                     (413,791)      (679,340)      (290,057)      (426,000)

OTHER INCOME (expense)
     Interest expense                                              (181,846)      (172,957)       (59,503)       (86,951)
     Interest Income                                                 15,392         18,523          7,778          6,522
                                                                -----------    -----------    -----------      ---------
          Total other income (expense)                             (166,454)      (154,434)       (51,725)       (80,429)


LOSS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM      (580,245)      (833,774)      (341,782)      (506,429)

PROVISION FOR INCOME TAX                                              3,890            714              0              0
                                                                -----------    -----------    -----------      ---------
LOSS BEFORE EXTRAORDINARY ITEM                                     (584,135)      (834,488)      (341,782)      (506,429)
                                                                -----------    -----------    -----------      ---------

EXTRAORDINARY ITEM - EXINGUISHMENT OF DEBT                          275,844           --          275,844           --
                                                                -----------    -----------    -----------      ---------

NET LOSS                                                         ($ 859,979)    ($ 834,488)    ($ 617,626)    ($ 506,429)
                                                                -----------    -----------    -----------      ---------

Primary earns per share:
Loss before extraordinary item                                       ($0.56)        ($0.73)        ($0.35)        ($0.44)
Extraordinary item                                                   ($0.24)          --           ($0.24)          --
Net loss                                                             ($0.80)        ($0.73)        ($0.59)        ($0.44)
                                                                ===========    ===========    ===========      =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                     1,152,482      1,143,144      1,152,575      1,147,155
                                                                ===========    ===========    ===========      =========

See accompanying notes to consolidated financial statements.

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Six months ending June 30
                                                                                          -------------------------
                                                                                             1997           1996
                                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                                      (unaudited)    (unaudited)
     Net Loss                                                                             ($ 859,979)    ($ 834,488)
     Adjustments to Reconcile Net Loss to Net Cash
          Extraordinary item                                                                 275,844
          Depreciation and Amortization                                                      112,604        107,309
          Amortization of channel lease prepayments                                           53,484         53,488
          Changes in Assets and Liabilities:
               (Increase) Decrease in Trade Accounts and
                     Other Receivables                                                        30,452           (615)
               Decrease in prepaid expenses                                                    1,000          7,262
               (Decrease) Increase in Accounts Payable and
                    Accrued Expenses                                                          37,683         25,354
               Increase (Decrease) in Security Deposits Payable                               13,629         68,443
               Decrease Income Taxes Payable                                                    --               23
               Increase (Decrease) in Deferred Revenues                                      (92,156)        39,160
                                                                                         -----------    -----------
                              Net cash used in operating activities                         (427,439)      (534,064)

CASH FLOWS FROM INVESTING ACTIVITIES
              Decrease (increase) loan to  shareholders                                          483             52
             Purchase property and equipment                                                (262,818)      (127,239)
                                                                                         -----------    -----------
                            Net cash used in investing actvities                            (262,335)      (127,187)

CASH FLOW FROM FINANCING ACTIVITIES
     Notes Payable - Senior Debt                                                          (4,062,932)       500,103
     Payments of Long-Term Debt                                                               (1,742)       (18,853)
     Proceeds from Issuance Term loan                                                        105,468           --
     Decrease in Due to Shareholders                                                        (139,889)        (5,000)
     Proceeds from Issuance of Prefered Stock                                              5,131,889           --
     Proceeds from Issuance of Common Stock                                                      707            800
                                                                                         -----------    -----------
                          Net cash used in provided by financing activities                1,033,501        477,050

                                  Net increase (decrease) in cash and cash equivalents       343,727       (184,201)
                                                                                         -----------    -----------
    Cash and cash equivalents beginning of period                                            164,296        235,327
    Cash and cash equivalents end  of period                                                 508,023         51,126

See accompanying notes to consolidated financial statements.

                               MAGNAVISION CORPORATION AND SUBSIDIARIES
                               STATEMENT OF STOCKHOLDERS EQUITY
                               For the period December 31, 1996 to June 30, 1997
                                  (Unaudited)

                                                                           Series B                      Common          Common
                                                                           Preferred Stock               Stock           Stock
                                                                           Shares         Amount         Shares(1)       Amount

Balances, December 31,1996                                                                               1,152,222       $92,178

Net loss for the three months
ended June 30,1997


Issued Common Stock
Jan 1,1997 to June 30,1997                                                                                  354.00           $28

Conversion of Shareholder loan to Series B Preferred Stock                 131,889        $131,889
                                                                           --------------------------------------------------------
Balance, June 30, 1997                                                     131,889         131,889       1,152,576         $92,206

(1)Restated for the 1 for 20 reverse stock split of May 9, 1997

                          [RESTUBBED FROM TABLE ABOVE]

                                                                              Additional
                                                                              Paid in          Accumulated         Total
                                                                              Capital          Deficit             Equity

Balances, December 31,1996                                                    3,321,207        (6,022,030)         ($2,608,645)

Net loss for the three months
ended June 30,1997                                                                              (859,979)            ($859,979)


Issued Common Stock
Jan 1,1997 to June 30,1997                                                          679                                   $707

Conversion of Shareholder loan to Series B Preferred Stock                                                            $131,889
                                                                           --------------------------------------------------------
Balance, June 30, 1997                                                        3,321,886       (6,882,009)          ($3,336,028)

(1)Restated for the 1 for 20 reverse stock split of May 9, 1997

See accompanying notes to consolidated financial statements.

Note to Consolidated Financials



1.       Summary of Significant Accounting Policies:

The accompanying Consolidated Financial Statements include the accounts of Magnavision Corporation ("the Parent") and its wholly owned subsidiaries, (collectively the "Company"), the most significant of which are Magnavision Corporation (New Jersey), Magnavision Private Cable, Inc. and Magnavision Wireless Cable, Inc. In the opinion of management, all adjustments necessary for a fair presentation of financial statements have been included. Such adjustments consisted only of normal reoccurring items. The consolidated financial statements for the quarters ending June 30, 1997 and June 30, 1996 are unaudited and should be read in conjunction with the consolidated annual financial statements and notes thereto for the year ending December 31, 1996.


2.       Conversion of Debt to Redeemable Preferred Stock

At December 31, 1996, the Company was in default of certain provisions of certain covenants of its senior debt agreement, and at the end of the first quarter of 1997, had not made its required interest payment on such debt.

On May 8, 1997, the Company agreed with its lenders to convert its senior subordinated notes into redeemable preferred stock. Under terms thereof, the Company's outstanding subordinated notes, aggregating approximately $4.1 million, together with accrued interest and detachable warrants, were exchanged for $5 million of 8% redeemable preferred stock due December 31, 2002. In connection with the exchange, the lenders also funded the Company the remaining balance on the existing line. In addition, the note holders received warrants to purchase up to 58% of the common stock on a fully diluted basis at an exercise price of $2.00 per share after the Company effected a 1-for-20 reverse stock split, and have the right, which they have exercised, to elect the majority of the Board of Directors. This resulted in a change in control of the Company. The agreement also requires the warrant holders to surrender up to 10% of their stock on a fully diluted basis if, as and when certain liquidity events occur. In addition, the warrant holders have the right to require the Company to repurchase the warrants under certain conditions. This option can only be exercised upon the sale of an asset of the company. The cost of the put can not be determined at this time since it is based upon the value of a sale of a significant asset which cannot be assured. Also, one of the warrant holders has entered into a management service agreement with the Company. Employment contracts were given to members of the existing Board of Directors who are also members of the Company's management team and will remain on the Board of Directors. Effective May 9,1997 the Company effectuated a 1-for-20 reverse stock split and the Company has agreed to purchase all fractional shares for cash. The outstanding stock after the split was 1,152,575 shares. All prior periods have been restated to give effect for the 1-for-20 reverse stock split.

3.       Equity Transaction

During the first quarter of 1997 a management warrant holder exercised warrants to purchase 679 shares of common stock at $2.00 per share.

During the second quarter of 1997 the Company authorized 10,000,000 shares of Preferred Stock. The Company also designated 5,000,000 shares of the authorized amount as Series A Preferred Stock and 150,000 shares as Series B Preferred Stock concurrent with the designation of the Preferred Stock. The then senior debt loan balance along with the balance of the line was converted to cumulative redeemable preferred stock. At closing, the Company received cash of approximately $800,000 after expenses.

The Company also converted a shareholder loan into shares of Series B Preferred Stock.

Holders of Series A Preferred Stock are entitled to receive, when and as declared by the Company's Board of Directors, cash dividends cumulative at the rate of 8% per share. Cumulative and unpaid dividends amounted to approximately $56,667 at June 30, 1997.

The Company also authorized a 1-for-20 reverse split of the common stock such that each outstanding share of common stock shall be converted into .05 shares of post split common stock and the par value of common stock was changed from $.004 to $.08 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         All of the Company's current revenues are derived from its private cable operations. The wireless channel capacity operations have not commenced; therefore, no revenue has been derived from the wireless operation.

         The Registrant and its wholly owned subsidiary, Magnavision Private Cable, Inc., began service in February 1992 to various colleges and nursing home facilities in the New York/New Jersey area utilizing direct satellite technology. This involves the use of antennas which are installed at the facility and then separately wired on a room-by-room basis. As of July 15, 1997, the Company has long-term agreements with 26 facilities under which it is currently providing service to students and patients through approximately 9,700 outlets in rooms and common areas at such institutional facilities. The Company recently entered into contracts with an additional seven institutions representing approximately 2,300 outlets and expects additional contracts to be signed in the near future. The Company intends to complete installation at the new institutions so as to go on line before September of 1997. The majority of the facilities using the Company's private cable service are in New Jersey and New York, but the Company's market area currently reaches from North Carolina to Massachusetts and west to Wisconsin.

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

  QUARTER ENDING JUNE 30, 1997 COMPARED TO QUARTER ENDING JUNE 30, 1996

 For the second quarter of 1997, gross profit increased $59,933 over the second quarter of 1996. The increase was primarily a result of an inclusion of 3,300 outlets that went on line in September of 1996.

         Total operating expenses decreased $76,010 in the second quarter of 1997 when compared to same period 1996. The primary reason for the decrease was a decrease in General and Administrative expenses of $74,366.

         Interest expense decreased $27,448 for the second quarter 1997 when compared to the second quarter 1996. This decrease is attributable to the conversion of the Senior Debt in May, 1997, which eliminated the interest payment.

The extraordinary item was for the write off of the deferred financing cost upon the extinguishment of the debt.

            FIRST SIX MONTHS 1997 COMPARED TO FIRST SIX MONTHS 1996

            Gross profits for the first six months of 1997 increased $158,976. This increase is related to the new outlets that went on line in September 1996.

            Total operating expenses for the first six months of 1997 decreased $106,572 when compared to the comparable period in 1996. The primary reason was general and administrative expenses decreased $129,853 primarily due to a reduction in consulting fees in 1997.

         Total operating expense decreased $8,889 due to the conversion of debt to Redeemable Preferred Stock in May, 1997. This was slightly offset by higher loan balance in 1997 prior to the conversion.

         The extraordinary item was for the write off of the deferred financing cost upon the extinguishment of the debt.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ending June 30, 1997, total cash increased by $343,727. The net cash used in operating activities was $427,439 primarily due to operating losses.

Cash used in investing activities in the six months ending June 30, 1997 was $262,335, and related to the purchase of cable equipment to increase the outlet count of the private cable business.

Cash flow provided by financing activities increased $1,033,501 with $850,000 representing the proceeds received in connection with the conversion from debt to Redeemable Preferred Stock.

Since the inception of its cable service in 1992, the Company has experienced operating losses and negative cash flow. In addition, at June 30, 1997 the Company had a shareholder deficit.

The Company's capital commitments at June 30, 1997 include capital to construct facilities at the Department of Education of the Archdiocese of New York and capital to expand the number of institutions the Company is currently servicing in its private cable business. The Company has not commenced operation of a wireless system, and will require substantial additional funding in order to do so.

The Company plans to meet short liquidity requirements with the funds available from converting its senior debt to redeemable preferred stock described below and a line of credit. As of August 8, 1997, the Company and a lender have agreed in principle to a three year revolving line of credit of up to $1,250,000 to be used to continue expanding the institutional business. The lender will require the Company to, among other things, pledge its private cable contracts and will receive warrants equivalent to approximately 4% of the issued and outstanding shares of common stock of the Company on a fully diluted basis.

In addition, the Company is exploring various strategic alternatives relating to the Channel Lease Agreement including potential strategic alliances, joint ventures or a sale or other disposition of the Company's rights under such agreement. Also, management believes that the continued expansion of the Company's private cable operations should produce positive cash flows in the future. However, no assurances can be given that the Company will be able to borrow any such funds under the revolving credit line, to successfully accomplish the strategic alternatives relating to the Channel Lease Agreement, or expand the private cable operations to produce positive cash flows.

         In August 1995, the Company entered into a $5 million lending facility with a bank and two Small Business Investment companies. On June 3, 1996, the Company amended the agreement with its lenders and at December 31, 1996, the Company, which had borrowed $4,062,932 under this agreement, had not met several covenants under its senior debt agreement. As of March 31, 1997 the Company did not make its quarterly interest payment of $122,095. In May 1997 the Company and its lenders agreed to convert the entire amount of the lending facility to redeemable preferred stock. The current loan balance, along with the balance of the $5 million line was converted to redeemable preferred stock. In connection with this transaction, all covenants and defaults have been waived. At closing, the Company had cash available to it of approximately $800,000 after expenses. The Company issued redeemable preferred stock in the amount of $5 million, with an 8% preferred dividend, and issued additional warrants (New Warrants) to purchase additional shares of common stock, representing approximately 20% of the common stock at $2.00 per share after it effectuates a 1-for-20 reverse stock split. The exercise price of the current warrants, $.27 and $.38 per share, was reduced to $.10 per share prior to such reverse stock split. The preferred shareholders have warrants to purchase 58% of the Company's common stock and have the right to elect the majority of the Board of Directors which they have exercised.

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



Date        August 14, 1997                        ------------------------
            ------------                           Nicholas Mastrorilli, Sr.