Form 10-Q
period 1997-09-30
MAGNAVISION CORPORATION
filed 1997-11-14
CIK 802781

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------   ----------------
Commission File No. 33-9030

                            MAGNAVISION CORPORATION
                            -----------------------
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

The number of shares of Registrant's Common Stock outstanding on November 22, 1997 was 1,152,513.

Documents Incorporated by Reference: None.

PART I.         Financial Information

Item 1.         Financial Statements
                Consolidated Balance Sheet - September 30, 1997 and December 31, 1996

                Consolidated Statement of Operations for the nine months ended September 30, 1997 and September 30, 1996 and three months then ended.

                Consolidated Statements of Stockholders' Equity (Deficiency) For The Period December 31, 1996 to September 30, 1997.

                Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and September 30, 1996.

                Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

PART II.        Other Information

MAGNAVISION CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                       September     December 31
                                                                          1997          1996
                                                                      ---------------------------
                                                                        (unaudited)
ASSETS
CURRENT ASSETS
     Cash and Cash Equivalents                                           $188,799      $164,296
     Trade Accounts and Other Receivables                                 279,248       156,252
     Prepaid Expenses                                                       9,013         8,059
     Shareholder Loans Receivable                                          43,811        44,161
                                                                       ----------    ----------
          Total Current Assets                                            520,871       372,768
                                                                       ----------    ----------
PROPERTY AND EQUIPMENT
     Property and Equipment at Cost                                     1,841,434     1,269,887
     Less:  Accumulated Depreciation                                     (658,402)     (501,178)
                                                                       ----------    ----------
          Net Property and Equipment                                    1,183,032       768,709

OTHER ASSETS
     Prepaid lease expense                                                677,426       757,652
     Deferred financing cost,  Net of Accumulated Amortization             93,160       293,445
     Deposits                                                               7,730         4,420
                                                                       ----------    ----------
TOTAL ASSETS                                                           $2,482,219    $2,196,994
                                                                       ==========    ==========


LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                               $267,732      $284,094
     Due to Shareholders                                                       --       139,889
     Deferred Revenues                                                    219,171       175,348
     Current Portion of Long-Term Debt                                      3,686         3,686
     Income Taxes Payable                                                     741           741
     Term Loan                                                            105,468            --
     Notes Payable - Senior Debt                                               --     4,062,932
                                                                       ----------    ----------
          Total Current Liabilities                                       596,798     4,666,690

LONG-TERM LIABILITIES
     Accounts Payable and Accrued Expenses                                  9,450         2,000
     Security Deposits Payable                                            165,017       126,386
     Long-Term Debt Revolving Credit Line                                 207,995          --
     Long-Term Debt                                                         8,135        10,563
                                                                       ----------    ----------
     Total Long - Term Liabilities                                        390,597       138,949

Commitments and contingencies


     Series A Preferred Stock and Warrants, 10,000,000
          shares authorized; issued and outstanding, 5,000,000
          shares                                                       5,000,000            --

SHAREHOLDERS' DEFICIENCY

     Series B Preferred Stock, 150,000 shares
         authorized; issued and outstanding, 131,889 shares               131,889            --

     Common Stock, $0.08 par value - 10,000,000 shares
         authorized; 1,152,576 shares issued and outstanding               92,206        92,178
     Additional Paid-In Capital                                         3,321,886     3,321,207
     Accumulated Deficit                                               (7,054,457)   (6,022,030)
                                                                       ----------    ----------
Total Shareholder's Deficiency                                         (3,508,476)   (2,608,645)
                                                                       ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                         $2,478,919    $2,196,994
                                                                       ==========    ==========

MAGNAVISION CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Nine months ending September 30     Three months ending September 30
                                                               -------------------------------     --------------------------------
                                                                    1997           1996                  1997             1996
                                                                    ----           ----                  ----             ----
                                                                (unaudited)    (unaudited)           (unaudited)      (unaudited)
REVENUES
     Gross Revenues                                                $1,078,901      $840,478                $351,440        $366,839
     Cost of Sales                                                    362,619       364,037                 113,815         210,078
                                                                  -----------   -----------               ---------       ---------
     Gross Profit                                                     716,282       476,441                 237,625         156,761

OPERATING EXPENSES
     Salaries                                                         464,401       439,055                 155,627         148,267
     Depreciation and Amortization Expense                            176,875       166,167                  64,271          58,858
     General and Administrative Expenses                              667,729       803,883                 196,659         202,960
                                                                  -----------   -----------               ---------       ---------
TOTAL OPERATING EXPENSES, BEFORE  EXTRAORDINARY ITEM                1,309,005     1,409,105                 416,557         410,085

OPERATING LOSS                                                       (592,723)     (932,664)               (178,932)       (253,324)

OTHER INCOME (expense)
     Interest expense                                                (184,953)     (282,288)                 (3,107)       (109,331)
     Interest Income                                                   25,082        27,925                   9,690           9,402
                                                                  -----------   -----------               ---------       ---------
          Total other income (expense)                               (159,871)     (254,363)                  6,583         (99,929)


LOSS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM        (752,594)   (1,187,027)               (172,349)       (353,253)

PROVISION FOR INCOME TAX                                                3,989           708                     100              --
                                                                  -----------   -----------               ---------       ---------
LOSS BEFORE EXTRAORDINARY ITEM                                       (756,583)   (1,187,735)               (172,248)       (353,253)
                                                                  -----------   -----------               ---------       ---------
EXTRAORDINARY ITEM - EXTINGUISHMENT OF DEBT                          (275,844)           --                      --              --
                                                                  -----------   -----------               ---------       ---------
NET LOSS                                                           (1,032,427)   (1,187,735)               (172,448)       (353,253)
                                                                  -----------   -----------               ---------       ---------
PREFERRED STOCK DIVIDEND REQUIREMENT                                  156,667            --                 100,000              --
                                                                  -----------   -----------               ---------       ---------
NET LOSS ATTRIBUTABLE TO COMMON STOCK HOLDERS                     ($1,189,094)  ($1,187,735)              ($272,448)      ($353,253)
                                                                  ===========   ===========               =========       =========

Primary earns per share:
Loss before extraordinary item                                         ($0.79)       ($1.04)                 ($0.24)         ($0.31)
Extraordinary item                                                     ($0.24)        $0.00                   $0.00           $0.00
Net loss                                                               ($1.03)       ($1.04)                 ($0.24)         ($0.31)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                       1,152,513     1,147,156               1,152,576       1,149,584

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine months ending September 30
                                                                      -------------------------------
                                                                          1997           1996
                                                                          ----           ----
                                                                      (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                         ($1,032,427)  ($1,187,735)
     Adjustments to Reconcile Net Loss to Net Cash Used in
       Operating Activities
         Extraordinary item                                               275,844          --
          Depreciation and Amortization                                   176,875       166,167
          Amortization of channel lease prepayments                        80,226        80,227
          Changes in Assets and Liabilities:
               Increase in Trade Accounts and
                     Other Receivables                                   (122,996)     (248,942)
               Increase  in  deposits                                         (10)       (6,934)
               Increase in prepaid expenses                                  (954)      (10,109)
               (Decrease) Increase in Accounts Payable and
                    Accrued Expenses                                       (8,912)      187,720
               Increase  in Security Deposits Payable                      38,631        85,632
               Decrease Income Taxes Payable                                  --           (150)
               Increase  in Deferred Revenues                              43,823        79,712
                                                                      -----------   -----------
                              Net cash used in operating activitie       (549,900)     (854,412)

CASH FLOWS FROM INVESTING ACTIVITIES
              Decrease (increase) loan to  shareholders                       350          (167)
              Purchase property and equipment                            (571,547)     (445,791)
                                                                      -----------   -----------
                            Net cash used in investing activities        (571,197)     (445,958)

CASH FLOW FROM FINANCING ACTIVITIES
     Payment of - Senior Debt                                          (4,062,932)    1,104,865
     Payments of Long-Term Debt                                            (2,428)      (23,411)
     Payment of obligations under capital leases                                         26,136
     Increase in Deferred financing cost                                  (95,210)          --
     Proceeds from Issuance Access Capital Inc. Line Of Credit            207,995           --
     Proceeds from Issuance Term loan                                     105,468           --
     Decrease in Due to Shareholders                                     (139,889)       (5,000)
     Proceeds from Issuance of Preferred Stock                          5,131,889           --
     Proceeds from Issuance of Common Stock                                   707           --
                                                                      -----------   -----------
                          Net cash used in provided by financing
                          activities                                    1,145,600     1,102,590

                                  Net increase (decrease) in cash
                                  and cash equivalents                    $24,503     ($197,780)
                                                                      ===========   ===========
    Cash and cash equivalents beginning of period                        $164,296      $235,327
    Cash and cash equivalents end  of period                             $188,799       $37,547


MAGNAVISION CORPORATION AND SUBSIDIARIES
STATEMENT OF STOCKHOLDERS DEFICIENCY
For the period December 31, 1996 to September 30, 1997
   (Unaudited)

                                                                              Series B             Common            Common
                                                                           Preferred Stock          Stock             Stock
                                                                       Shares         Amount       Shares (1)        Amount
                                                                 -------------------------------------------------------------
Balances, December 31, 1996                                             --              --          1,152,222         $92,178

Net loss for the nine months
ended September 30, 1997                                                --              --               --              --


Common Stock Issued
Jan. 1, 1997 to September 30, 1997                                      --              --                354             $28

Conversion of Shareholder loan to Series B Preferred Stock           131,889        $131,889             --              --

                                                                 -------------------------------------------------------------
Balance, September 30, 1997                                          131,889        $131,889        1,152,576         $92,206
                   === ====                                          =======        ========        =========         =======


(RESTUBBED TABLE)

                                                                    Additional
                                                                     Paid in              Accumulated Total
                                                                     Capital          Deficit           Equity
                                                                 ---------------------------------------------------
Balances, December 31, 1996                                           3,321,207       (6,022,030)      ($2,608,645)

Net loss for the nine months
ended September 30, 1997                                                  --          (1,032,427)      ($1,032,427)


Issued Common Stock
Jan. 1, 1997 to September 30, 1997                                          679             --                $707

Conversion of Shareholder loan to Series B Preferred Stock               --                --             $131,889

                                                                 ---------------------------------------------------
Balance, September 30, 1997                                           3,321,886       (7,054,457)      ($3,508,476)
                   === ====                                           =========       ==========       ===========

(1) Restated for the 20-for-1 reverse stock split of May 8, 1997

Note to Consolidated Financials

1.       Summary of Significant Accounting Policies:

The accompanying Consolidated Financial Statements include the accounts of Magnavision Corporation ("the Parent") and its wholly owned subsidiaries, (collectively the "Company"), the most significant of which are Magnavision Corporation (New Jersey), Magnavision Private Cable, Inc. and Magnavision Wireless Cable, Inc. In the opinion of management, all adjustments necessary for a fair presentation of financial statements have been included. Such adjustments consisted only of normal reoccurring items. The consolidated financial statements for the nine months ending September 30, 1997 and September 30, 1996 are unaudited and should be read in conjunction with the consolidated annual financial statements and notes thereto for the year ending December 31, 1996.

2.       Conversion of Debt to Redeemable Preferred Stock

On May 8, 1997, the Company agreed with its lenders to convert its senior subordinated notes into redeemable preferred stock. Under terms thereof, the Company's outstanding subordinated notes, aggregating approximately $4.1 million, together with accrued interest and detachable warrants, were exchanged for $5 million of 8% redeemable preferred stock due December 31, 2002. In connection with the exchange, the lenders also funded the Company $850,000. In addition, the note holders received warrants to purchase up to 58% of the common stock on a fully diluted basis at an exercise price of $2.00 per share after the Company effected a 1-for-20 reverse stock split, and have the right, which they have exercised, to elect the majority of the Board of Directors. This resulted in a change in control of the Company. The agreement also requires the warrant holders to surrender up to 10% of their stock on a fully diluted basis if, and when certain liquidity events occur. In addition, the warrant holders have the right to require the Company to repurchase the warrants under certain conditions. This option can only be exercised upon the sale of an asset of the company. The cost of the put can not be determined at this time since it is based upon the value of a sale of a significant asset which cannot be assured. Also, one of the warrant holders has entered into a management service agreement with the Company. Employment contracts were given to members of the existing Board of Directors who are also members of the Company's management team and will remain on the Board of Directors. Effective May 9,1997 the Company effectuated a 1-for-20 reverse stock split and the Company has agreed to purchase all fractional shares for cash. The outstanding stock after the split was 1,152,575 shares. All prior periods have been restated to give effect for the 1-for-20 reverse stock split.

3.       Line of Credit

In September 1997 the Company and Access Capital, Inc. agreed to a $1,250,000 three year revolving line of credit to be used to expand the Company's private cable business. As of the end of September the Company had borrowed $207,995 under the line of credit. Interest is payable current under the line of credit and all outstandings are payable in September 2000. The line is secured with the lender by a pledge of private cable contracts and other Company assets. In addition the lender received warrants at an exercise price of $2.00 per share to purchase approximately 4% of the Company's stock.

4.       Equity Transaction

During the first quarter of 1997 a management warrant holder exercised warrants to purchase 354 shares of common stock at $2.00 per share.

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

Holders of Series A Preferred Stock are entitled to receive, when and as declared by the Company's Board of Directors, cash dividends cumulative at the rate of 8% per share. Cumulative and unpaid dividends amounted to approximately $156,667 at September 30, 1997.

The Company also authorized a 1-for-20 reverse split of the common stock such that each outstanding share of common stock was effective May 9, 1997 converted into .05 shares of post split common stock and the par value of common stock was changed from $.004 to $.08 per share.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         All of the Company's current revenues are derived from its private cable operations. The wireless channel capacity operations have not commenced; therefore, no revenue has been derived from the wireless operation.

         The Registrant and its wholly owned subsidiary, Magnavision Private Cable, Inc., began service in February 1992 to various colleges and senior living centers facilities in the New York/New Jersey area utilizing direct satellite technology. This involves the use of antennas which are installed at the facility and then separately wired on a room-by-room basis. As of October 31, 1997, the Company has long-term agreements with 33 facilities under which it is currently providing service to students and patients through outlets in rooms and common areas at such institutional facilities. The Company is also in the process of building three facilities which will be on line shortly. The Company expects additional contracts to be signed in the near future and is in the process of installing additional outlets which it intends to complete by year end. The majority of the facilities using the Company's private cable service are in New Jersey and New York, but the Company's market area currently reaches from North Carolina to Massachusetts and west to Wisconsin.

         Many colleges and senior living centers in the United States do not have cable television, but the current trend is for these institutions to install cable television. Management believes that this trend, coupled with the fact that the Company can offer cable services normally not provided by the traditional wired cable companies, should result in significant subscriber expansion in the future. Each installation is comprised of a number of billing outlets. A billing outlet represents a hookup for a television. The Company collects revenue from each television on-line. For the most part, the colleges are on a nine month billing cycle starting in September and ending in June of the subsequent year. The nursing homes and hospitals are on a 12 month billing cycle.

  QUARTER ENDING SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDING SEPTEMBER 30,
1996

         For the third quarter of 1997, gross profits decreased $80,864 over the third quarter of 1996. The decrease was primarily a result of reduction of cost of goods sold related to installations in 1997 being less as compared to 1996.

         Total operating expenses increased $6,472 in the third quarter of 1997 when compared to same period in 1996. The primary reason for the increase was an increase in salaries and depreciation and amortization expense.

         Interest expense decreased $106,224 for the third quarter 1997 when compared to the third quarter 1996. This decrease is attributable to the conversion of the Senior Debt in May, 1997, which eliminated the interest payment.

            FIRST NINE MONTHS 1997 COMPARED TO FIRST NINE MONTHS 1996

         Gross profits for the first nine months of 1997 increased
$239,841 over the same period in 1996. This increase is related to the new outlets that went on line in September 1996, the new senior living centers and the new college outlets added in September 1997 and cost of sales not increasing over 1996, relating to installations in 1997 being less as compared to 1996.

         Total operating expenses for the first nine months of 1997 decreased $100,100 when compared to the comparable period in 1996. The primary reason was general and administrative expenses decreased $136,154 primarily due to a reduction in consulting fees in 1997 offset by an increase in salaries of $25,346.

              Interest expense decreased $97,335 due to the conversion of debt to Redeemable Preferred Stock in May, 1997. This was slightly offset by higher loan balance in 1997 prior to the conversion.

         The Extraordinary item was for the write off of the deferred financing cost upon the extinguishment of the debt.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ending September 30, 1997, total cash increased by $24,503. The net cash used in operating activities was $549,900 primarily due to operating losses.

Cash used in investing activities in the nine months ending September 30, 1997 was $571,197, and was related to the purchase of cable equipment to increase the outlet count of the private cable business.

Cash flow provided by financing activities in the nine months ending September 30, 1997 was $1,145,600 with $850,000 representing the proceeds received in connection with the conversion from debt to Redeemable Preferred Stock and $207,995 proceeeds from the Access Capital line of credit.

Since the inception of its cable service in 1992, the Company has experienced operating losses and negative cash flow. In addition, at September 30, 1997 the Company had a shareholder deficit.

The Company's capital commitments at September 30, 1997 include capital to construct facilities at the Department of Education of the Archdiocese of New York and capital to place on line private cable systems with institutions it has contracts with. The Company has not commenced operation of a wireless system, and to do so will require substantial additional funding.

The Company plans to meet short term liquidity requirements with the funds available from converting its senior debt to redeemable preferred stock described below. As of September 1997 the Company and Access Capital, Inc. have agreed to a three year revolving line of credit of up to $1,250,000 to be used to continue expanding the private cable business. The lender received a pledge of the private cable contracts and other assets of the Company and warrants to purchase approximately 4% of the Company.

In addition, the Company is exploring various strategic alternatives relating to the Channel Lease Agreement including potential strategic alliances, joint ventures or a sale or other disposition of the Company's rights under such agreement. Also, management believes that the continued expansion of the Company's private cable operations should produce positive cash flows in the future. However, no assurances can be given that the Company will be able to borrow any such funds under the revolving credit line to expand the private cable business, to successfully accomplish the strategic alternatives relating to the Channel Lease Agreement, or expand the private cable operations to produce positive cash flows, on a timely baise or at all.

In August 1995, the Company entered into a $5 million lending facility with a bank and two Small Business Investment companies. On June 3, 1996, the Company amended the agreement with its lenders and at December 31, 1996, the Company, which had borrowed $4,062,932 under this agreement, had not met several covenants under its senior debt agreement. As of March 31, 1997 the Company did not make its quarterly interest payment of $122,095. In May 1997 the Company and its lenders agreed to convert the entire amount of the lending facility to redeemable preferred stock. The current loan balance, along with the balance of the $5 million line was converted to redeemable preferred stock which has a five year mandatory redemption. In connection with this transaction, all covenants and defaults have been waived. At closing, the Company had cash available to it of approximately $800,000 after expenses. The Company issued redeemable preferred stock in the amount of $5 million, with an 8% preferred dividend, and issued additional warrants (New Warrants) to purchase additional shares of common stock, representing approximately 20% of the common stock at $2.00 per share after a 1-for-20 reverse stock split. The exercise price of the original issued warrants, $.27 and $.38 per share, was reduced to $.10 per share prior to such reverse stock split. The preferred shareholders have warrants to purchase 58% of the Company's common stock and have the right to elect the majority of the Board of Directors which they have exercised.

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

PART II                    OTHER INFORMATION




   Item 6.           Exhibits and Reports on Form 8-K

      a) Exhibits
          None
      b) Reports on Form 8-K
           No Reports on Form 8-K were filed by the Company during the Quarter ending September 1, 1997


Pursuant to the Requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                   /s/ Nicholas Mastrorilli, Sr.
Date        October 14, 1997                       -----------------------------
            ----------------                       Nicholas Mastrorilli, Sr.