Form 10-Q/A
period 1997-09-30
MAGNAVISION CORPORATION
filed 1997-12-12
CIK 802781

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-QA


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

This Form 10-QA amends Form 10-Q filed with Securities and Exchange Commission for the period ending September 30, 1997. The proposed amendment is to correct the Deposit and Total Asset numbers reflected on the Registrant's Balance Sheet dated September 1997 from 7,730 to 4,470 and from 2,482,219 to 2,478,919 respectively.

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

                Consolidated Statements of Stockholders' Equity (Deficiency) For The Period December 31, 1996 to September 30, 1997.

                Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and September 30, 1996.

                Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

PART II.        Other Information

MAGNAVISION CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                       September     December 31
                                                                          1997          1996
                                                                      ---------------------------
                                                                        (unaudited)
ASSETS
CURRENT ASSETS
     Cash and Cash Equivalents                                           $188,799      $164,296
     Trade Accounts and Other Receivables                                 279,248       156,252
     Prepaid Expenses                                                       9,013         8,059
     Shareholder Loans Receivable                                          43,811        44,161
                                                                       ----------    ----------
          Total Current Assets                                            520,871       372,768
                                                                       ----------    ----------
PROPERTY AND EQUIPMENT
     Property and Equipment at Cost                                     1,841,434     1,269,887
     Less:  Accumulated Depreciation                                     (658,402)     (501,178)
                                                                       ----------    ----------
          Net Property and Equipment                                    1,183,032       768,709

OTHER ASSETS
     Prepaid lease expense                                                677,426       757,652
     Deferred financing cost,  Net of Accumulated Amortization             93,160       293,445
     Deposits                                                               4,470         4,420
                                                                       ----------    ----------
TOTAL ASSETS                                                           $2,478,919    $2,196,994
                                                                       ==========    ==========


LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                               $267,732      $284,094
     Due to Shareholders                                                       --       139,889
     Deferred Revenues                                                    219,171       175,348
     Current Portion of Long-Term Debt                                      3,686         3,686
     Income Taxes Payable                                                     741           741
     Term Loan                                                            105,468            --
     Notes Payable - Senior Debt                                               --     4,062,932
                                                                       ----------    ----------
          Total Current Liabilities                                       596,798     4,666,690

LONG-TERM LIABILITIES
     Accounts Payable and Accrued Expenses                                  9,450         2,000
     Security Deposits Payable                                            165,017       126,386
     Long-Term Debt Revolving Credit Line                                 207,995          --
     Long-Term Debt                                                         8,135        10,563
                                                                       ----------    ----------
     Total Long - Term Liabilities                                        390,597       138,949

Commitments and contingencies


     Series A Preferred Stock and Warrants, 10,000,000
          shares authorized; issued and outstanding, 5,000,000
          shares                                                        5,000,000            --

SHAREHOLDERS' DEFICIENCY

     Series B Preferred Stock, 150,000 shares
         authorized; issued and outstanding, 131,889 shares               131,889            --

     Common Stock, $0.08 par value - 10,000,000 shares
         authorized; 1,152,576 shares issued and outstanding               92,206        92,178
     Additional Paid-In Capital                                         3,321,886     3,321,207
     Accumulated Deficit                                               (7,054,457)   (6,022,030)
                                                                       ----------    ----------
Total Shareholder's Deficiency                                         (3,508,476)   (2,608,645)
                                                                       ----------    ----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                         $2,478,919    $2,196,994
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

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine months ending September 30
                                                                      -------------------------------
                                                                          1997           1996
                                                                          ----           ----
                                                                      (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                         ($1,032,427)  ($1,187,735)
     Adjustments to Reconcile Net Loss to Net Cash Used in
       Operating Activities
         Extraordinary item                                               275,844          --
          Depreciation and Amortization                                   176,875       166,167
          Amortization of channel lease prepayments                        80,226        80,227
          Changes in Assets and Liabilities:
               Increase in Trade Accounts and
                     Other Receivables                                   (122,996)     (248,942)
               Increase  in  deposits                                         (50)       (6,934)
               Increase in prepaid expenses                                  (954)      (10,109)
               (Decrease) Increase in Accounts Payable and
                    Accrued Expenses                                       (8,912)      187,720
               Increase  in Security Deposits Payable                      38,631        85,632
               Decrease Income Taxes Payable                                  --           (150)
               Increase  in Deferred Revenues                              43,823        79,712
                                                                      -----------   -----------
                              Net cash used in operating activitie       (549,940)     (854,412)

CASH FLOWS FROM INVESTING ACTIVITIES
              Decrease (increase) loan to  shareholders                       350          (167)
              Purchase property and equipment                            (571,547)     (445,791)
                                                                      -----------   -----------
                            Net cash used in investing activities        (571,197)     (445,958)

CASH FLOW FROM FINANCING ACTIVITIES
     Payment of - Senior Debt                                          (4,062,932)    1,104,865
     Payments of Long-Term Debt                                            (2,428)      (23,411)
     Payment of obligations under capital leases                                         26,136
     Increase in Deferred financing cost                                  (95,170)          --
     Proceeds from Issuance Access Capital Inc. Line Of Credit            207,995           --
     Proceeds from Issuance Term loan                                     105,468           --
     Decrease in Due to Shareholders                                     (139,889)       (5,000)
     Proceeds from Issuance of Preferred Stock                          5,131,889           --
     Proceeds from Issuance of Common Stock                                   707           --
                                                                      -----------   -----------
                          Net cash used in provided by financing
                          activities                                    1,145,640     1,102,590

                                  Net increase (decrease) in cash
                                  and cash equivalents                    $24,503     ($197,780)
                                                                      ===========   ===========
    Cash and cash equivalents beginning of period                        $164,296      $235,327
    Cash and cash equivalents end  of period                             $188,799       $37,547


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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ending September 30, 1997, total cash increased by $24,503. The net cash used in operating activities was $549,940 primarily due to operating losses.

Cash used in investing activities in the nine months ending September 30, 1997 was $571,197, and was related to the purchase of cable equipment to increase the outlet count of the private cable business.

Cash flow provided by financing activities in the nine months ending September 30, 1997 was $1,145,640 with $850,000 representing the proceeds received in connection with the conversion from debt to Redeemable Preferred Stock and $207,995 proceeeds from the Access Capital line of credit.

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


                                                   /s/ Jeffrey Haertlein
Date        December 11, 1997                     -----------------------------
            ----------------                       Jeffrey Haertlein