Form 10-K
period 1997-12-31
MAGNAVISION CORPORATION
filed 1998-06-05
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                       ----------------------------------

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________________to____________________

Commission  File No. 33-9030

                             MAGNAVISION CORPORATION
             (exact name of registrant as specified in its charter)

         DELAWARE                                          22-2741313
(State or other jurisdiction                               (IRS Employer
      of incorporation                                   Identification No.)

                      1725 ROUTE 35, WALL, NEW JERSEY 07719
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (732) 449-1200

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

The number of shares of Registrant's Common Stock outstanding on March 31, 1998 was 1,154,390.

Documents Incorporated by Reference:  None.

                                    PART I

ITEM 1.           BUSINESS

All common share amounts and prices reflect the effects of the 20 to 1 split.

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


                  In August 1995, the Company entered into a $5,000,000 lending facility with a bank and two Small Business Investment Companies. On June 3, 1996, the Company amended the Agreement with its lenders and at various times during 1996 and 1997, the Company, which had borrowed $4,062,932 and had issued senior subordinated notes in exchange therefore, had not met several covenants under this Agreement and failed to make its quarterly interest payment of $122,095. In May 1997, pursuant to an Exchange Agreement, the Company and its lenders agreed to exchange the entire $5 million of the lending facility for 8% redeemable preferred stock due in 2002. The then current loan balance, along with the unused balance of the $5 million line was exchanged for redeemable preferred stock which has five year mandatory redemption provisions which are accelerated upon certain liquidity events. In connection with this transaction, all covenants and defaults under the former lending facility were waived. At closing, the Company drew down the balance of its line of approximately $800,000 after expenses. The Company issued redeemable preferred stock in the amount of $5 million, with an 8% preferred dividend, and issued additional warrants (New Warrants) to purchase additional shares of common stock, representing approximately 20% of the common stock at $2.00 per share after a 1-for-20 reverse stock split. The exercise price of the original issued warrants, $.27 and $.38 per share, was reduced to $.10 per share prior to such reverse stock split. The preferred shareholders received a total of 1,826,932 warrants at an exercise price of $2.00 per share to purchase 58% of the Company's common stock, acquired the right to and have elected a majority of the Board of Directors, and thus have effected a change of control of the Company. In connection with the exchange, the Company issued a note to its lenders totaling $105,468. This note, bearing 10% interest, represented the interest due in

May 1997. Both interest and principal were originally payable on May 8, 1998. At year end 1997 the redeemable preferred stockholders agreed to extended the maturity of the note to May 8, 1999.

                  In September 1997, the Company and Access Capital, Inc. agreed to a $1,250,000 three year revolving line of credit to be used to expand the Company's private cable business. As of the end of December 1997, the Company had borrowed approximately $405,000 under the line of credit. Interest is payable currently at the rate of prime plus 5.5% and is current. The line is secured by a pledge of private cable contracts and all other Company assets. The lender received warrants at an exercise price of $2.00 per share to purchase approximately 4% of the Company's stock on a fully diluted basis.

                  Subsequent to the fiscal year ended December 31, 1997, the Company was not in compliance with the working capital and other covenants under the line of credit and such defaults continue through the date hereof. In connection therewith, the Company requested a waiver thereof together with a separate working capital advance.

                  By letter dated May 8, 1998 Access Capital proposed a restructuring of the financial covenants, an increase in the line of credit to $3 million dollars and an increase in its warrant ownership of the Company. The Company is currently reviewing such proposal and discussions with the lender are expected to commence shortly. There is no assurance that such restructuring will be effected on terms satisfactory to the Company, or at all.

DEVELOPMENT OF BUSINESS

                  The Company was initially formed for the purpose of owning and operating a multi-channel, wireless cable television system in the New York market. In August 1990, the Company entered into an agreement to lease channel capacity (the "Channel Lease Agreement") from the Department of Education of the Archdiocese of New York (the "Department"). The Channel Lease Agreement (subsequently amended in January 1994) grants the Company a lease through January 2004 (with a right to extend for an additional five years, and a right of first refusal for subsequent renewals), which entitles the Company to use twenty-eight (28) wireless cable licenses (168 MHZ of spectrum), located on seven different transmitting towers (24 MHZ per tower) in New York State. Eight
(8) of these channels (48 MHZ of spectrum) are located in New York City.

                  Since entering into the Channel Lease Agreement, the Company has conducted various marketing and engineering activities to facilitate the planned operation of a wireless system and, pursuant to the requirements of the Channel Lease Agreement, made an escrow deposit of approximately $900,000 to the Department in September 1995 which is to be utilized for system reconstruction. However, as of the date hereof, the Company has not commenced operation of a wireless system, and will require substantial additional funding in order to do so. There is no assurance that such funding will be available. The Company has recently begun, in conjunction with potential joint venture partners to develop and explore alternative use of the spectrum available to it under the Channel Lease Agreement. The Company is pursuing a business plan to develop high speed Internet access and data delivery. These tests relate to one-way data transmission for which the Company was granted a developmental license early in 1997 by the Federal Communications Commission ("FCC").

There can be no assurance that there will be consumer demand for alternative use of the spectrum including Internet access services, that the Company will be able to compete against other providers, that the Company can attract and retain qualified personnel or that the Company will be able to achieve profitability from such services in future years.

                  Apart from development of its wireless television system, the Company has been engaged, since 1992, in the business of offering a private cable television service to colleges, universities, nursing homes and hospitals throughout the East Coast. As of January 31, 1997, the Company had long term (generally 5-10 years) agreements with a total of 37 institutions located primarily in the New York, New Jersey, Pennsylvania area, but extending as far north as Massachusetts, and as far south as North Carolina. For the year ended December 31, 1997, the Company generated approximately $1,607,049 of revenues from this business (which constituted 100% of the Company's total revenues for the year). For the year ended December 31, 1997, revenues from three institutions which utilize the Company's private cable television service, Montclair State University, Seton Hall University, and North Carolina A & T State University, constituted approximately 14%, 13% and 13% of the Company's revenues, respectively.

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

                  Since 1992, the Company has offered private cable television services to various colleges, universities and nursing home facilities, primarily in the northeastern United States. To date, the Company has entered into or been awarded contracts with 37 facilities, of which 34 are currently receiving programming from the Company. The Company believes that it has developed the necessary skills and "know-how" over time to deliver a quality product and that it has achieved a favorable reputation with its existing customer base. It also believes that this business can be expanded on a national basis with appropriate funding.

                  Agreements with Institutions

                  The Company has long-term agreements to provide service to 37 facilities (35 of which are currently operational) for students and patients, with approximately 11,600 outlets.

                  From the date a contract is signed, it generally takes approximately three months to complete an installation and to make a site operational or place it "on line". Except for one college and two senior living facilities, where the Company bills residents directly, the Company receives its fees on a monthly basis (nine (9) months a year for colleges and universities) directly from these institutions, which include such charges in the tuition or other fees to students or residents of the subject facilities. The Company believes that the potential market for this segment of its business is, in the near term, located in the Eastern portion of the United States and is represented by hundreds of thousands of potential viewers. None of the Company's revenues to date include fees from advertisers. However, at such time as the Company's subscriber base achieves "critical mass", estimated at 15,000 outlets, the Company believes that it will have the ability, with additional staffing and funding, to obtain revenues from regional or local advertisers seeking to reach the Company's subscribers who the Company believes are a favored category of consumer for many product manufacturers and service providers.

                  Sales and Marketing

                  The Company's sales and marketing efforts in the private cable business have and will continue to focus primarily upon institutions with concentrated populations, such as colleges and universities with dormitories, nursing homes and other MDUs. Institutional subscribers are asked to commit to long-term agreements. Some state institutions are prohibited from entering into long term agreements, but the Company expects that once it has wired the subject facility and provided private cable television service the relationship will become one of long term duration.

                  Competition

                  The Company's competition in the residential private cable business consists of numerous private cable operators located throughout the United States, none of which is deemed to be a dominant factor. Among the private cable operators, the largest provider to colleges and universities is presently Campus Televideo. In addition to this competition, any local cable operator as well as any other cable television programming distributor can service these institutions in direct competition with the Company. Many of these competitors are larger, have greater financial resources and have more personnel to devote to this business than does the Company. The Company believes, however, that its experience and "know-how" in this field and customer endorsements to potential clients will greatly assist the Company when competing for this business.

                  Regulation

                  The Telecommunications Act of 1996 (the "1996 Act") changed the rules with respect to the 1992 Cable Act's uniform rate requirement and MDUs. Prior to the adoption of the 1996 Act, franchised cable operators were required to offer uniform rates within franchise areas and with respect to bulk service contracts for MDUs. Now franchised cable operators may establish different rates across franchise areas in which they are subject to effective competition and may offer bulk service contracts to MDUs without any uniform pricing requirement, except that the franchised cable operator may not engage in predatory pricing, which concept is undefined in the 1996 Act. This may result in the Company experiencing more significant price competition in its private cable business in the future.

                  The FCC has adopted a Final Rule and Order on inside wiring known as ICTA. This rule relates to MDU (multi-housing unit) and delineates procedures for MDU's to purchase the inside wire at the end of a cable contract. Under this rule the MDU will notify the current service provider at the end of the contract and the provider will choose to either sell, abandon or remove the inside wiring.


WIRELESS CABLE BUSINESS

                  Wireless Technology

                  In 1983 the Federal Communications Commission ("FCC") reallocated a portion of the electromagnetic radio spectrum located between 2500 and 2700 MHZ and permitted this spectrum to be used for commercial purposes. Today, there are a maximum of thirty-three microwave channels used for wireless cable in each market. These include thirteen Multipoint/Multichannel Distribution Service ("MMDS") channels (Channels 1, 2 or 2A, E1- E4, F1-F4 and H1-H3) and the excess capacity on up to 20 additional Instructional Television Fixed Services ("ITFS") channels (Channels A1-A4, B1-B4, C1-C4, D1-D4 and G1-G4). Grandfathered ITFS stations on the eight E and F channels also lease excess capacity to wireless cable operators. Except in limited circumstances, the 20 ITFS channels (120 MHZ) in each market can generally be licensed only to qualified non-profit educational organizations and, in general, each of these channels or an equivalent video transmission must be used a minimum of 20 hours per week for instructional programming. The remaining "excess air time" on an ITFS Channel may be leased to wireless cable operators for commercial use. In addition, the 13 MMDS channels (78 MHZ) are made available by the FCC for full time usage without programming restrictions. The ITFS spectrum is now licensed by the FCC for one-way video and data transmission.

                  According to industry experts, wireless cable can provide customers with the same or superior video television, data, and Internet access services as that of traditional hardwire cable. Wireless systems transmit analog signals over distances of approximately 25 to 35 miles from their central transmission point. The transmission of wireless microwave frequencies requires clear "line-of-sight" between the transmitter and the receiving antenna. Dense foliage, hilly terrain or tall buildings can cause signal interference which can diminish or block signals. Certain line-of-sight constraints can be ameliorated by changing transmission power levels and using engineering techniques, pre-amplifiers, beambenders and signal repeaters.

                  Wireless Business Plan

                  A typical wireless cable system consists of headend equipment at transmission locations and reception equipment at each subscriber location. Headend equipment includes microwave transmitters, antennas and other broadcast equipment. For video services, headend equipment also includes reception equipment for satellite programming, such as earth stations and satellite receivers. For downstream data transmission, headend equipment also includes routers, servers and Internet access lines, all known as an Internet Point-of-Presence (PoP). An Internet Service Provider (ISP) must also provide equipment for upstream data, such as routers and modems. Reception equipment consists of an antenna and frequency converter.

A set-top converter is generally required for video reception. For data, a single or multiport wireless modem is required.

                  The Company intends to develop a digital wireless cable system with its ITFS leased spectrum as an alternative use of this spectrum including data and Internet access. Recent developments in technology and regulatory changes now allow ITFS spectrum to be used for high speed Internet access. The modem used at a receive site can receive data at speeds up to 27 Mbps, almost 1000 times faster than the typical modem used today (28.8 Kbps). Several operators are operating one-way Internet over their spectrum using the phone lines for the less demanding return path. The Company believes there is a market for businesses which require high speed Internet access and data in the New York market. However, Internet service over wireless is a newly developed business. The Company does not currently have the funds to implement such service and there is no assurance that the proposed service by the Company, if such funds were available, could be deployed in a commercially viable system.

                  Channel Lease Agreement

                  On August 20, 1990, the Company entered into the Channel Lease Agreement to lease from the Department the use of a portion of three (6 MHZ) ITFS channels (a total of 18 MHZ) located on seven different tower locations (a total of 126 MHZ), with an option to utilize one additional 6 MHZ ITFS channel also located on each of the seven tower locations when the Department obtains the necessary FCC approvals for such channels. Under the Channel Lease Agreement, the Company also leases three operationally-fixed microwave service ("OFS") channels (serving as links between the ITFS tower sites), with an option for one additional OFS channel. The Channel Lease Agreement expires in January, 2004, although the Company has an option to extend the lease for five years if the FCC renews the Department's license. Following expiration of the option term (if extended) in 2009, the Company has a right of first refusal covering the leased channels. Extension and/or renewal of the Channel Lease Agreement is contingent upon FCC renewal of the Department's license for the channels, of which there can be no assurance.

                  The Company also paid a total of $160,000 in monthly royalties to the Department during 1997 and will be required to pay additional monthly royalties during 1998 through the expiration of the Channel Lease Agreement, equal to the greater of $13,200 ($17,606 under certain conditions) plus five cents ($.05) per subscriber, or five (5) percent of the gross receipts per month, whichever is higher.

                  The Channel Lease Agreement includes the Company's right to use space leased to the Department at the seven transmission sites, including the Empire State Building, Staten Island, NY, Yonkers, NY, Loomis, NY, Rhinecliff, NY, Haverstraw, NY and Beacon, NY. Additional space is also available at all other locations owned or leased by the Department and can be made available to the Company by the Department for use in providing the Company's service. The Agreement precludes the Company from transmitting movies rated "R", "NC-17" or "X" over the Department's channels. The agreement further precludes the Company from transmitting movies Rated "X" or "NC-17" in the New York service area, as defined over all channels controlled by the Company or its affiliates. The Company may, however, transmit "R" rated movies over non-Department channels that may be either controlled by the Company, or the Company's affiliates.

                  Available Market

                  According to latest available data, there are approximately seven million households located in the New York Area of Dominant Interest ("ADI") market. The Company estimates that approximately 70% of these households can receive wireless cable transmission. (Approximately 50% of such households subscribe to cable.) The greater New York City area contains the largest commercial market in the country with over a half million businesses.

                  Competition

                  The Company faces competition in data services from a number of sources, some of which have significantly greater resources, both financial and other. Some of these are traditional providers of data services, such as local telephone companies. Others are cable television operators and other wireless data services.

Telephone Companies

Most Internet access today is provided at relatively low data rates through a local telephone company using dial-up access at speeds of up to 56 Kilobits per second (Kbps). Local telephone companies ("Telcos") and competitive access providers ("CAPS") may also offer services using integrated service data network ("ISDN") technology at 128 Kbps. This service requires an improved Telco connection and special equipment at the subscriber end. ISDN technology allows a subscriber to simultaneously communicate using voice and data on a single line. ISDN is not available in all areas.

A new technology being promoted by the Telcos is asynchronous digital subscriber line (ADSL). ADSL is intended to provide high speed digital voice and data services over Telco local loop twisted pair service lines. This service requires a pre-conditioned ("clean") service line. ADSL has been under development for many years, and has been field tested in some locations. There is some speculation that existing phone circuits will be unable to support ADSL in many cases.

Local Telcos, CAPS and Internet service providers ("ISP") may also offer services using leased lines. These are available at a variety of data rates, beginning at Frame Relay (256 Kbps), T-1 (1.54 Mbps) and up to T-3 (45 Mbps). Leased lines may be available on an exclusive or shared use basis. Leased lines require customer premises equipment ("CPE") for router connections, and may not be available in all service areas. Leased lines are generally expensive both for installation and monthly service.

In addition to Bell Atlantic, the local RBOC, there are at least four major CAPS of telecommunications services that have proprietary fiber optic networks in the New York Market. Others are MFS Communications Company, Inc., a unit of WorldCom; TCG (an acquisition of TCG by AT&T is pending); MCI, primarily a long distance telephone service provider; and, Liberty Cable, a subsidiary of RCN Corporation.

Cable Television Operators

Cable television companies have recently been offering cable modem service to their customers for Internet access. Cable modems operate at speeds similar to the wireless modems in that it sends data over a "television" channel. Cable modems may be either unidirectional or bi-directional.

Before offering cable modem service, cable television operators frequently have to make improvements to their distribution system (or "plant"). Cable modem service requires increased capacity for data channels, a reverse path for upstream communications, and general improvements in system performance (including in home wiring) to carry high speed digital signals. For these reasons, cable modem service has been developed in limited geographic areas where the plant has been upgraded.

Cable systems have "passed" virtually all homes in the United States, but frequently are not available in business locations. Several of the country's largest cable operators have franchised cable systems in the greater New York Market. These include Time Warner Cable, Cablevision Systems, TCI Cable and Comcast Cablesystems. Some of these operators have been upgrading their CATV plant to prepare for digital video and data transmissions.

Direct Broadcast Satellite

Direct Broadcast Satellite ("DBS") service provider now offers to bring unidirectional Internet service to customers. Hughes Corporation's DirecPC service offers this Internet service. Subscribers must purchase and install a 21" satellite dish and a special computer modem adapter card and must maintain a separate ISP account for the upstream path.

Other Wireless Multichannel Multipoint Distribution

CAI Wireless Systems, Inc. is the only other MMDS/ITFS provider operating in the New York Market and is offering high speed Internet access to customers.

With appropriate funding, the Company believes that it will have a competitive advantage over CAI by having multiple transmitter locations with a wider geographic coverage and overlapping service areas. The Company will be concentrating exclusively on the commercial market and institutions and utilizing all of its wireless spectrum capacity to that end.

Local Multi-Point Distribution

Cellular Vision holds a license for local multi-point distribution service
(LMDS) for the New York Market and offers Internet access at 1.5 MBPS. This spectrum is located at 28GHz. This higher microwave frequency of LMDS has significantly greater propagation losses, and signals are severely degraded by precipitation. As a result, LMDS has a much smaller service area and requires many more cell locations to cover a geographic area.

38 Ghz - Point-to-Point

WinStar Communications, Inc. is a competitor with spectrum located at 38 Ghz. WinStar offers local, long distance and Internet service. This is a point-to-point technology. Point-to-point service has a separate microwave transmitter directed at each receiver. The costs associated with this system configuration require the operator to focus exclusively on customers with very large usage. The 38 GHz spectrum has propagation disadvantages even more severe than LMDS.

                  Government Regulation

                  General. The wireless cable industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended. The Communications Act empowers the FCC, among other things, to issue, revoke, modify and renew licenses within the spectrum available to wireless cable; to approve the assignment and/or transfer of control of such licenses; to approve the location of wireless cable systems; to regulate the kind, configuration and operation of equipment used by wireless cable systems; and to impose certain equal employment opportunity and other reporting requirements on wireless cable operators.

                  The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a local franchise and is subject to fewer local regulations than a hardwire cable system. Moreover, all transmission and reception equipment for a wireless cable system can be located on private property; hence, there is no need to make use of utility poles, dedicated easements or public rights-of-way. Although wireless cable operators typically have to lease the right to use wireless cable channels from the holders of channel licenses, unlike hardwire cable operators they do not have to pay local franchise fees. Recently, legislation has been introduced in some states to authorize state and local authorities to impose on all video program distributors (including wireless cable distributors) a tax on the distributor's gross receipts comparable to the franchise fees cable operators pay. While the proposals vary among states, the bills all would require, if passed, as much as 5% percent of gross receipts to be paid by wireless distributors to local authorities.

                  Under the retransmission consent provisions of the Communications Act, wireless and hardwire cable operators seeking to retransmit certain commercial television broadcast signals must first obtain the permission of the broadcast station in order to retransmit the station's signal. However, wireless cable and private cable systems, unlike hardwire cable systems, are not required under the FCC's "must carry" rules to retransmit a specified number of local commercial television or qualified low power television signals.

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

                  On July 10, 1996, the FCC adopted an Order in which it authorized the interim use of certain digital compression technologies for the provision of video, voice and data services over MDS and ITFS frequencies. Such technologies may be utilized by a wireless cable operator or an MDS or ITFS licensee, after applying for, and being granted, such an authorization by the FCC. Upon receiving a digital authorization, a licensee also may transmit one-way downstream Internet service. The Department has filed and has received grants of applications for digital authorizations for its ITFS system located at the Empire State Building.

                  In March 1997, various wireless cable industry companies petitioned the FCC to permit the grant of applications for two-way transmission of interactive services over MDS and ITFS frequencies. The petition proposes rule changes which would allow the FCC to routinely grant such licensees the right to implement two-way wireless services. There can be no assurance that the petition will be granted, or if granted, that the Company will be able to develop commercially successful products using two-way transmission.

                  1996 Telecommunications Act. In February 1996, Congress passed and the President signed into law the 1996 Act Some of the provisions of the 1996 Act that directly affect wireless cable television operators are discussed below. Beyond those specific provisions, the 1996 Act contains provisions intended to increase competition in the telephone, radio, broadcast television, and hardwire and wireless cable television businesses. The long term effect of the 1996 Act cannot be determined at this time, although competition in the video programming delivery industry is likely to increase as a result of the adoption of the 1996 Act.

                  The 1996 Act may change the competitive environment of the wireless cable business. The 1996 Act changes the definition of cable television system so that the definition excludes any systems that serve customers without using any public right of way. This change will allow wireless cable system operators to wire together apartment complexes and other similar properties, as long as the wiring system does not cross a public right-of-way, without the need to apply for a local cable television franchise. The 1996 Act will also reduce the regulatory authority over cable company rates, allow telephone companies, under certain conditions, to distribute video and afford relief to DBS and wireless cable providers by exempting them from certain local restrictions on antennas.

                  The 1996 Act also requires all providers of telecommunications services (as defined by the 1996 Act) to contribute to a national Universal Service Fund (the "Fund"). The Fund was created to promote the availability of telecommunications services to those in low income, rural, insular, and high cost areas at rates that are reasonably comparable to the lower rates charged in urban areas. The 1996 Act expanded the purpose of the Fund to include provision of affordable access to advanced telecommunications services for schools, classrooms, health care facilities, and libraries. Previously, only telephone companies were required to contribute to the Fund. The FCC is considering whether and to what extent wireless cable operators, such as the Company, must contribute to the Fund. This matter remains pending before the FCC.

                  Pursuant to the 1996 Act, video programming distributors, including wireless cable operators, will be required to provide closed captioned video programming on a phased-in basis starting on January 1, 2000. Requirements to pass-through captions already contained in programming and to maintain captioning at 1997 levels became effective on January 1, 1998. Because ITFS programming as a class is exempt from captioning requirements, wireless cable operators that transmit such programming are not required to provide closed captioning.

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

                  Copyright. Under the federal copyright laws, permission from the copyright holder generally must be secured before a video program may be retransmitted. Under Section 111 of the Copyright Act, certain "cable systems" are entitled to engage in the secondary transmission of programming without the prior permission of the holders of copyrights in the programming. In order to do so, a cable system must secure a compulsory copyright license. Such a license comes into existence upon the filing of certain reports with the payment of certain fees to the U.S. Copyright Office. In 1994, Congress enacted the Satellite Home Viewer Act of 1994 which enables operators of wireless cable television systems to rely on the cable compulsory license under Section 111 of the Copyright Act.


TRADEMARKS, COPYRIGHTS, PATENTS

                  The Company holds no copyrights or patents but has received a federal service mark registration for the name Magnavision. The Company does not believe that these proprietary rights are material to its business.

PERSONNEL

                  The Company currently has a staff of 13 full time employees (3 in sales, 4 in installations, 1 in customer service and marketing, 2 in administration, and 3 in management) and various part time consultants, advisors and subcontractors, none of whom is a member of a union. The Company does not plan to expand its staff until it begins to generate sufficient revenue or receives funding to support expansion. The Company considers its relationship with its employees to be excellent.

MAJORITY SHAREHOLDER

                  Cacomm, Inc., a New Jersey corporation ("Cacomm"), is the majority shareholder of the Registrant. As of the date of this Form 10-K, the Company believes that Cacomm owns approximately 79.6% of the Registrant's outstanding common stock. Certain officers and directors of the Registrant are also officers and directors of Cacomm. See "Directors and Executive Officers of the Registrant".

                  The Registrant has been advised that Cacomm is a 25% partner in a general partnership known as The Grand MMDS Alliance (the "Alliance"), a designated selectee of the FCC for four MMDS channels in the New York metropolitan market. The possibility exists that the Alliance could commence business in direct competition with the Registrant and the Registrant's former Chief Executive Officer, in his letter of resignation, indicated that he intends to launch such competitive activities. However, the Alliance has not commenced operations as of the date of this report. The Company continues periodic discussions with the Alliance (the other partners of which are unaffiliated with the Registrant) for the purpose of exploring various alternatives relating to the MMDS channels held by the Alliance. However, such discussions have not proven fruitful in the past, and there is no assurance that such discussions will be productive in the future.

ITEM 2.           PROPERTIES

                  The Registrant's principal offices are located at 1725 Highway 35, The Wedgewood Building, Wall, New Jersey, where it occupies approximately 1200 square feet under a lease agreement which expires in May 1998 but expects to renew for a year.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                          P A R T   I I

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

                  (a) The Common Stock has been trading in the over-the-counter market under the symbol "MAGV". The following table sets forth for the periods indicated the range of high and low bid quotations for the Company's Common Stock since January 1, 1996 as reported by the National Quotation Bureau, Inc. and as reported by the National Association of Securities Dealers composite feed or other qualified inter quotation dealer medium. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions. As trading in the Common Stock has historically been sporadic and in small volumes, the Company cannot assure that an active public trading market will develop or be sustained. All Closing Bids have been restated to reflect the effect of the 1 for 20 reverse stock split of May 1997.

                           CLOSING BID

1996                                   HIGH               LOW

Jan. 2 thru Mar. 29                   15.00               5.00
Apr. 1 thru June 28                   20.00              10.00
July 1 thru Sept. 30                  15.00               7.50
Oct. 1 thru Dec. 31                   11.25               3.125
1997

Jan. 2 thru Mar. 31                    8.75               1.25
Apr. 1 thru June 30                    8.75               4.60
July 1 thru Sept. 30                   8.75               1.50
Oct. 1 thru Dec. 31                    2.25               1.375


        (b) As of December 31, 1997, according to the Registrant's transfer agent, the approximate number of holders of record of the Registrant's common stock was 526.
        (c) The Registrant has never paid any cash dividends on its Common Stock and none are presently anticipated. Under the Company's agreements with its redeemable preferred stockholders and its principal lender, the Company is prohibited, without their consent, from declaring or paying any dividends on its Common Stock until the loans made by the lender have been repaid and the preferred stock is redeemed, in full. As of December 31, 1997, the Company had accumulated dividends of $257,778 on its 8% redeemable preferred stock . The Company is not required to pay dividends until the redemption date of May 2002, unless accelerated by certain liquidity events. The redeemable preferred stock will have a preference over the common stock as to any dividends that may be legally available for declaration and payment.

ITEM 6.               SELECTED FINANCIAL DATA

        The following is a summary of selected financial data. This data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8-Financial Statements and Schedules."



Income Statement Data
                                                                Years Ended December 31,
                                       -------------------------------------------------------------------------
                                       1997             1996              1995             1994             1993
                                       ----             ----              ----             ----             ----

Revenues                            $1,607,049       $  1,285,442     $   666,366       $   516,053     $   385,512
                                  ============       ============     ===========       ===========     ===========
Loss Before
Extraordinary Item                 $(1,152,529)      $ (1,411,509)    $  (844,493)      $  (531,863)    $  (805,120)
                                  ============       ============     ===========       ===========     ===========

Extraordinary Item-
Loss From Extinguishment
of Debt                           $    275,844       $          -        $      -       $         -     $         -
                                  ============       ============     ===========       ===========     ===========

Net Loss                          $ (1,428,373)      $ (1,411,509)    $  (844,493)      $  (531,863)    $  (805,120)
                                  ============       ============     ===========       ===========     ===========

Redeemable Preferred
Stock Dividend
Accumulated                       $    257,778       $          -        $      -       $         -     $         -
                                  ============       ============     ===========       ===========     ===========

Net Loss Applicable to (1)
Common Stockholders               $ (1,686,151)      $ (1,411,509)    $  (844,493)      $  (531,863)    $  (805,120)
                                  ============       ============     ===========       ===========     ===========


Basic & Diluted Loss Per
Common Share                      $      (1.46)      $      (1.23)    $      (.66)      $      (.40)    $      (.63)
                                  ============       ============     ===========       ===========     ===========

Basic & Diluted Weighted
Average Common Shares
Outstanding                          1,152,504          1,147,030       1,276,539          1,313,743      1,281,378
                                  ============       ============     ===========       ===========     ===========

Balance Sheet Data
                                                                    At December 31,
                                       -------------------------------------------------------------------------
                                       1997             1996              1995             1994             1993
                                       ----             ----              ----             ----             ----


Working Capital (Deficit)           $ (787,499)       $(4,338,083)    $  (213,988)      $  (209,103)     $ (385,948)
                                  ============       ============     ===========       ===========     ===========

Total Assets                        $2,427,163        $ 2,196,994     $(2,065,771)      $  (689,593)     $ (569,970)
                                  ============       ============     ===========       ===========     ===========

Long Term Debt                    $      6,041        $    10,563     $ 2,678,784       $    58,776      $  142,898
                                  ============       ============     ===========       ===========     ===========

Redeemable Preferred Stock        $  4,498,456        $        --     $        --       $        --      $       --
                                  ============       ============     ===========       ===========     ===========
Stockholders' Equity (Deficit)    $ (3,403,335)       $(2,608,645)    $(1,272,472)      $    12,004      $ (111,133)
                                  ============       ============     ===========       ===========     ===========

(1) The 1993 net loss includes a bad debt of $407,722 relating to a non-management shareholder loan.

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

                  The Registrant and its wholly owned subsidiary began service in February 1992 to various colleges, nursing homes, and hospital facilities in the New York/New Jersey area utilizing direct satellite technology. This involves the use of antennas which are installed at the facility and then separately wired on a room-by-room basis. The Company has long-term agreements with 37 facilities (34 currently built) under which it is currently providing service to students and patients through approximately 11,700 outlets in rooms and common areas at such institutional facilities. On April 1, 1998, the Company announced the entering into of a "Binding Letter of Intent" with Fordham University pursuant to which the Company has agreed to serve 3,050 students located at certain Fordham facilities. This agreement is Phase 1 of a four phase project, the later three phases are not yet awarded. The Company expects additional contracts to be signed in the near future and will attempt to have these and other signed but unbuilt facilities on line in 1998. The majority of the facilities using the Company's private cable service are in New Jersey and New York, but the market area currently reaches from North Carolina to Massachusetts.

                  Many colleges and senior living and nursing homes in the United States do not have cable television, but the current trend is for these institutions to install cable television. Management feels that this trend, coupled with the fact that the Company can offer cable services normally not provided by traditional wired cable companies, should permit significant subscriber expansion in the future. Each installation is comprised of a number of billing outlets. A billing outlet represents a hookup for a television. The Company collects revenue from each television on-line. For the most part, the colleges are on a nine month billing cycle starting in September and ending in June of the subsequent year. The nursing homes and hospitals are on a 12 month billing cycle.

1997 vs. 1996

                  The net loss for 1997 was $1,428,373 compared to $1,411,509 for 1996. The Company had an extraordinary item of $275,844 related to the extinguishment of debt to its then principal lenders pursuant to an Exchange Agreement, whereby its senior lending facility was converted into 5 year 8% redeemable preferred stock. The net loss from the private cable operation was $889,289 in 1997, compared to $443,940 in 1996. The loss from the Company's wireless cable business for 1997 was $539,084 compared to $967,569 for 1996, which related to expenses such as professional fees, engineering fees, salaries and channel lease expenses.

                  Revenues in 1997 increased to $1,607,049 from $1,285,442 in 1996. The increase was attributable to the addition of approximately 3,250 outlets in 1997 and the inclusion of a full year's income for the college installations built over the summer and put on line in September of 1996.

                  Cost of sales increased to $677,565 in 1997 from $526,654 in 1996, reflecting the increase in programming expense for outlets in 1997 and the full year's programming expense from the additional outlets added in 1996.

                  Operating expenses primarily consist of salaries, depreciation and amortization and general and administrative expenses. Total operating expenses for 1997 increased $87,498 to $1,834,831 from $1,747,333 in 1996. The increase was primarily due to increased salaries because of increased staff and increased depreciation and amortization expenses.

                  Interest expense decreased $175,796 to $280,546 in 1997 from $366,342 due to the conversion of debt to Redeemable Preferred Stock in May 1997. This has been slightly offset by a higher loan balance in 1997 prior to the conversion and interest for the new Access Capital, Inc. line of credit in the fourth quarter.

                  The extraordinary item was for the write off of the deferred costs upon the extinguishment of the debt after the conversion to Redeemable Preferred Stock.

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

                  Operating expenses primarily consist of salaries, depreciation and amortization and general and administrative expenses. General and administrative expenses primarily consist of salary payroll taxes, insurance, professional expenses and channel lease costs. Operating expenses increased 59% to $1,747,333 in 1996 from $1,098,693 in 1995.

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

                  Interest expense increased to $466,342 in 1996 from $149,279 in 1995. This increase is attributable to the senior debt for a full year in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Year Ending 1997

                  For the year end December 31, 1997, total cash decreased by $22,750. The net cash used in operating activities decreased to $447,166 in 1997 from $1,036,351. The primary reason for the decrease was decreased losses from operations and an increase in outstanding payables.

                  The cash used in investing activities increased from $503,408 in 1996 to $674,320 in 1997. The funds were used primarily to purchase equipment used to increase the outlet count.

                  Net cash provided by financing activities decreased from $1,468,728 in 1996 to $1,098,736 in 1997. Cash flow from financing activities in 1997 was principally from the proceeds of the Redeemable Preferred Stock and the Access Capital, Inc. loan, both described below.

Year Ending 1996

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

Liquidity and Capital

                  Since the inception of service in 1992, the Company has experienced operating losses, was in default of certain provisions of its senior debt, and has negative cash flow. At December 31, 1997, the Company had a working capital deficiency and a shareholders' deficit.

                  The Company's capital commitments at December 31, 1997 include additional capital to construct facilities at the Department of Education of the Archdiocese of New York and capital to expand the number of institutions the Company is currently servicing in its private cable business. As of the date hereof, the Company has not commenced operation of a wireless system, and will require substantial additional funding in order to do so.

                  Both the private cable and the wireless cable industry require significant capital. The Company's plan for continued expansion requires substantial capital investments and the availability of sufficient financing is essential to its plan. Funds are required for start-up costs related to the wireless asset and are necessary to continue to build new institutional sites. The Company has incurred operating losses since inception and its cash flow from operating activities has been insufficient to cover its expenses.

                  Management plans to mitigate the uncertainties related to the Company's ability to continue as a going concern, by exploring alternative uses of its ITFS spectrum and pursuing longer term financing through obtaining strategic partner(s) willing to participate with the Company in the development of alternative uses of its ITFS spectrum. The Company's business plan related to ITFS spectrum is dependent upon the Company securing a strategic partner(s) for the capital resources required. There is no assurance that the Company will be able to secure additional financing or strategic relationships on terms or conditions satisfactory to the Company, or at all. Failure to obtain financing will have a material adverse effect on the Company. Also, there can be no assurance that, even with additional financing, the Company will be able to launch its alternative use of ITFS spectrum in a commercially successful manner.

                  The Company plans to meet short term liquidity requirements for the private cable business through funds available under Access Capital, Inc. line of credit. The line will not support the extra expense of the wireless plan. The Company must find additional financing for both the private cable operations and its wireless plan. There can be no assurance that the Company will be able to obtain additional financing on a timely basis or at all.

                  In September 1997, the Company and Access Capital, Inc. agreed to a $1,250,000 three year revolving line of credit to be used to expand the Company's private cable business. As of the end of December 1997, the Company had borrowed approximately $405,000 under the line of credit. Interest is payable currently at the default rate of prime plus 8% and is current. The line is secured by a pledge of private cable contracts and other Company assets. The lender received warrants at an exercise price of $2.00 per share to purchase approximately 4% of the Company's stock on a fully diluted basis.

                  Subsequent to the fiscal year ended December 31, 1997, the Company was not in compliance with the working capital and other covenants under the line of credit and such defaults continue through the date hereof. In connection therewith, the Company requested a waiver thereof together with a separate working capital advance.

                  By letter dated May 8, 1998 Access Capital proposed a restructuring of the financial covenants, an increase in the line of credit to $3 million dollars and an increase in its warrant ownership of the Company. The Company is currently reviewing such proposal and discussions with the lender are expected to commence shortly. There is no assurance that such restructuring will be effected on terms satisfactory to the Company, or at all.

Exchange of Debt for Redeemable Preferred Stock

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

                  As of December 31, 1996 the Company was not in compliance with several covenants under its senior debt agreement and as of March 31, 1997 the Company did not make its quarterly interest payment of $122,095. On May 8, 1997, the Company agreed with its lenders to exchange its senior subordinated notes into redeemable preferred stock. Under the terms thereof, the Company's outstanding subordinated notes, aggregating approximately $4.1 million, together with accrued interest and detachable warrants, were exchanged for $5 million of 8% redeemable preferred stock due December 31, 2002. In connection with the exchange, the lenders also funded the Company the remaining balance on the existing line. In addition, the note holders received 1,826,932 warrants to purchase up to 58% of the common stock on a fully diluted basis at an exercise price of $2.00 per share after the Company effected a 1-for-20 reverse stock split, and have the right, which they have exercised, to elect the majority of the Board of Directors. This resulted in a change in control of the Company. The agreement also requires the warrant holders to surrender up to 10% of their stock in a fully diluted basis, if, as and when certain liquidity events occur. In addition, warrant holders have the right to require the Company to repurchase the warrants under certain conditions. This option can only be exercised upon the sale of an asset of the Company. The value of the warrants was estimated at $555,556 and represents a discount to the face value of the redeemable preferred stock. The cost of the put can not be determined at this time since it is based upon the value of a sale of a significant asset which cannot be assured. Also, one of the warrant holders has entered into a management service agreement with the Company. See Item 10. Directors and Executive Officers of the Registrant.

Inflation

                  Management believes that inflation and changing prices will have a minimal effect on operations. The above should be read in conjunction with the Company's financial statements included elsewhere herein.

Seasonality of Installation Activities

                  The Company installs most of its college and university subscribers over the summer because the institutions are, for the most part, vacant. Therefore, the Company experiences lower revenues and higher capital expenditures during the summer.

Year 2000

The Company recognizes the potential problems that may arise if its systems and operations are adversely impacted by problems related to "year 2000" system and software failures which can arise when dates go beyond the year 1999. The Company is in the process of assuring that its purchased software will be year 2000 compliant. In addition, the Company is surveying all major suppliers to determine the status and schedule for their year 2000 compliance. Where it believes that a particular supplier's situation poses unacceptable risk, the Company plans to find alternate sources during fiscal 1998 and 1999. There can be no assurance, however, that there will not be a delay in, or increased cost associated with, the implementation of such changes which could have a material adverse effect on future operations.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                  See pages F-1 through F-15.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                  None.  See Form 10-K for the fiscal year ended December 31,
                          1995.

                                        PART III



ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The following table sets forth certain information with respect to the directors and officers of the Registrant. These individuals serve in the same capacities with Magnavision - N.J.

                                                                                       Director or
Name                                   Age             Position                       Officer Since
----                                   ---             --------                       -------------

Robert E. Hoffman *                    53        Director, Chairman,                        1998
                                                       President (1) (2)

Nicholas Mastrorilli, Jr.**            35        Director, Vice President                   1991

Patrick Mastrorilli**                  33        Director, Vice President                   1991

Jeffrey Haertlein                      49        Chief Financial Officer                    1996

Keith M. Heilos                        35        Vice President                             1991

Brian Mastrorilli                      29        Vice President                             1991

Evan Wildstein                         27        Director (1) (2) (3) (4)                   1997

Geoffrey Thompson                      57        Director (4) (5)                           1997

George Zombek                          34        Director (1) (2) (3) (4) (5)               1997

Kevin Falvey                           41        Director (4) (5)                           1997


* Mr. Hoffman succeeded Nicholas Mastrorilli, Sr. as Chairman, Chief Executive Officer and Director effective January 8, 1998 upon Mr. Mastrorilli's resignation on such date from such positions. Mr. Hoffman also agreed to assume the additional duties of President of the Registrant. Mr. Mastrorilli, Sr. was an officer and director of the Registrant since 1989.

** Pursuant to the Exchange Agreement of May 8, 1997 and the related Stockholders Agreement of such date, Cacomm retained the right to designate three (3) out of the Registrant's seven (7) member Board of Directors. Pursuant thereto Cacomm appointed Messrs. Nicholas Mastrorilli, Sr., Nicholas Mastrorilli, Jr. and Patrick Mastrorilli to the Registrant's Board of Directors. Effective upon Mr. Mastrorilli Sr.'s resignation, Cacomm designated Mr. Hoffman as one of its designees. Subsequent thereto, the Registrant received a letter dated April 24, 1998 from Cacomm removing Nicholas Mastrorilli, Jr. and Patrick Mastrorilli as designees of Cacomm to the Registrant's Board of Directors. The letter indicated that Cacomm would, in the near future, appoint replacement designees. Such designees, if not from existing management, must be reasonably acceptable to the preferred stockholders. To date Cacomm has not submitted the names of its proposed designees.

(1)  Member of Executive Committee.

(2) Member of Audit Committee. The Audit Committee assists the Board of Directors in fulfilling its responsibilities with respect to the Company's accounting and financial reporting activities.

(3) Member of Compensation Committee. The Compensation Committee determines the compensation to be paid by the Company to its officers.

(4) Messrs. Wildstein and Thompson and Messrs. Zombek and Falvey are representatives of KOCO Capital Company, LP ("KOCO") and IBJS Capital Company, Inc. ("IBJS") respectively, and serve on the Registrant's Board of Directors pursuant to the terms of a certain Stockholders Agreement dated as of May 8, 1997 between the Registrant, KOCO, IBJS, Cacomm and Nicholas Mastrorilli, Sr. The Stockholders Agreement provides for the Registrant to have a Board of Directors consisting of not more than seven (7) persons, of which, so long as KOCO and IBJS own 20% or more of the fully diluted common stock, such investors shall each have the right to designate two (2) directors and so long as Cacomm holds 20% or more of the fully diluted common stock, it has the right to designate three (3) directors that are members of the Registrant's management or are approved by KOCO and IBJS. Cacomm, pursuant to such agreement, previously designated Robert E. Hoffman, Nicholas Mastrorilli, Jr. and Patrick Mastrorilli its designees to serve on Registrant's Board of Directors. As noted above, by letter dated April 24, 1998, Cacomm removed Nicholas Mastrorilli, Jr. and Patrick Mastrorilli as its designees to be members of the Board of Directors stating that it would appoint alternate members at a later date. Should there be an increase in the size of the Board of Directors, KOCO and IBJS have the right to designate additional directors such that their nominees at all times constitute a simple majority of the Board of Directors. The parties to the Stockholders Agreement also agreed to appoint one KOCO director and one IBJS director to serve on the Audit, Compensation and Executive Committees of the Board of Directors and one management director to serve on the Compensation and Executive Committees of the Board of Directors. As a result of the implementation of the Stockholders Agreement, a change in control of the Registrant has been effected. Reference is made to the Exhibits attached as part of this Form 10-K for additional information contained in the Exchange Agreement and the Stockholders Agreement of May 8, 1997.

(5) Such persons were elected to the Registrant's Board of Directors to replace Mr. Paul Echausse and Messrs. Rick Krueger and Larry Zilavy, as representatives of KOCO and IBJS, respectively, each of whom served on Registrants Board of Directors briefly during 1997.

     The directors and officers, other than Mr. Hoffman, who serves pursuant to the terms of the Employment Agreement described in Item 11, Executive Compensation, will hold office until the next annual meeting of shareholders and directors, respectively, or until their successors are duly elected and qualified. Nicholas Mastrorilli, Jr., Patrick Mastrorilli and Brian Mastrorilli are brothers. Nicholas Mastrorilli, Sr. is their father and is the controlling shareholder of Cacomm.

     Robert E. Hoffman, became Chairman and Chief Executive Officer of the Registrant and its subsidiaries on January 8, 1998, effective upon the resignation from such positions by Nicholas Mastrorilli, Sr. Mr. Hoffman was also elected President on such date. Prior thereto, and from August 1996, Mr. Hoffman was a self-employed technology consultant to telecommunications businesses in wireless cable, television, communications products and DTH satellite television. Prior thereto and concurrent therewith, Mr. Hoffman was President of Wireless America, Inc., a private company which held and leased frequency licenses for use in wireless cable television systems. Wireless America, Inc. sold all the assets and was liquidated in February 1997. From June of 1994 through July of 1996, Mr. Hoffman was Vice President, Engineering for C-COR Electronics, a manufacturer of cable television distribution equipment. From January of 1993 through June of 1994, Mr. Hoffman was Vice President, Engineering for Cincinnati Microwave, Inc., a domestic manufacturer of speciality consumer electronics and communication products. Prior thereto and from July of 1986 through December 1992, he was President of Comband Technologies, Inc., a supplier of systems, equipment and services to the wireless (microwave) cable television industry. Mr. Hoffman received a Bachelors and a Masters degree in Electrical Engineering from Rensselaer Polytechnic Institute in 1966 and 1971, respectively.

     Nicholas Mastrorilli, Sr., was Chairman of the Board and Chief Executive Officer of the Registrant from the Company's inception in June 1989 to January 8, 1998. He has been Chairman and President of Cacomm, Inc., a Company in the business of producing television programming and video commercials since April 1991 and Executive Vice President from 1981 to 1991. Mr. Mastrorilli, as Executive Vice President of Cacomm, Inc, directed all of such Company's video production and distribution business as well as its research and development in wireless communications. Mr. Mastrorilli was responsible for the successful acquisition of wireless cable channel capacity for the Registrant from the Department of Education of the Archdiocese of New York.

     Nicholas Mastrorilli, Jr., has been Vice President of administration since April of 1991. Mr. Mastrorilli, Jr. has also served as Vice President and Director of Cacomm, Inc. from April 1991 to the present. He also served as director of administration of Cacomm, Inc. from January 1986 to April of 1991. He was responsible for all the Company's financial matters until December 1995. He is now responsible for marketing and sales to senior living facilities with respect to the Company's private cable television service.

     Patrick F. Mastrorilli, has been Vice President of Marketing since April 1991. He has also served as Vice President and Director of Cacomm, Inc. from April 1991 to the present. He also served as Director of Sales and Marketing of Cacomm, Inc. from January 1986 to April of 1991. Mr. Mastrorilli is responsible for advertising campaigns designed to attract additional subscribers to Magnavision's services, and oversees all right-of-entry negotiations with building owners, management companies, colleges, and nursing homes.

     Jeffrey Haertlein, was elected as the Company's Chief Financial Officer effective as of January 1, 1996 with responsibility for all of the Registrant's financial matters. Mr. Haertlein was previously Assistant Vice President of Midlantic Corporation from 1978 to 1995 with responsibility for financial planning and reporting for such bank holding company and its various subsidiaries. Prior thereto and from 1977 to 1978 Mr. Haertlein was employed by Chase Manhattan Bank in the capacity of Internal Auditor. Mr. Haertlein received a B.A. degree from Monmouth College in accounting/marketing and is currently attending such institution in pursuit of a Masters Degree in Business Administration.

     Keith M. Heilos, has been Vice President, Customer Relations for the Registrant since April 1991. Prior to 1991, Mr. Heilos served as Director of Video Production for Cacomm, Inc. from July of 1987 to April 1991. Mr. Heilos is directly responsible for customer relations and is the liaison between the Company and its client base. Mr. Heilos received a B.A. degree from Montclair State College in 1986.

     Brian J. Mastrorilli, has been Vice President, Technical Operations since April 1991. Prior to 1991, Mr. Mastrorilli served as Director of Technical Operations for Cacomm, Inc. from May of 1988 to April 1991 and Vice President of Cacomm, Inc. from April 1991 to the present. He previously served as Technical Director for Video and Audio operations for Cacomm, Inc. Mr. Mastrorilli is presently responsible for all the company's technical projects, including system design, construction coordination and FCC licensing.

     Arnold Dauer, age 61, performs services in a senior executive capacity that would otherwise be performed by an officer of the corporation. Mr. Dauer was an advisor to the President of Magnavision regarding all aspects of the Registrant's business from June 1989 to January 8, 1998, and has provided general business consulting services to Cacomm, Inc. (the major shareholder of Magnavision Corporation) from 1985 to January 8, 1998. Mr. Dauer currently provides consulting services to the Company concerning all aspects of its business. Mr. Dauer was creator and founder of various businesses, including Allaire State Bank, where he also served on the Board of Directors until the bank merged into The National Community Bank. Mr. Dauer was co-founder and served as Vice President in charge of operations of "Cathy Arnold", a small chain of retail apparel stores, and previously served as Vice President of Reid Manufacturing, Inc., a manufacturer of apparel, from 1959 until the businesses were sold in 1980.

     Evan Wildstein, has been a director of the Registrant since June 1997 as a representative of Koco Capital Company, LP ("KOCO"), a Small Business Investment Company. Mr. Wildstein is President of Kisco Capital Corporation, the general partner of KOCO, and is an associate at Kohlberg & Company, LLC which he joined in October 1994. Prior to that Mr. Wildstein was a financial analyst at Dean Witter Reynolds, Inc. from August 1993 to October 1994. Mr. Wildstein received a bachelor's degree in Business Administration from the University of Michigan in 1993.

     Geoffrey Thompson, has been a Director of the Registrant since November 1997 as a representative of KOCO. Mr. Thompson, a principal at Kohlberg & Company, L.L.C. joined the firm in 1996. Previously, he was managing partner of Norman Broadbent International (1995-1996), President of Nordeman Grimm (1993-1994) and President/CEO of Marine

Midland Banks, Inc. from 1981-1993. He holds a bachelors degree from Columbia College (1963) and an MBA degree from Harvard University (1967).

     George Zombek, has been a Director of the Registrant since June 1997 as a representative of IBJS, a Small Business Investment Company and a wholly-owned subsidiary of IBJ Schroder Bank & Trust Co. Mr. Zombek is Chief Operating Officer of IBJS and joined such firm in 1997. Prior thereto and from its inception in 1995, Mr. Zombek was a principal at Canterbury Mezzanine Capital, a mezzanine finance fund. From 1992 through 1995, Mr. Zombek was affiliated with the BZW Mezzanine Group and briefly during such period with its Mergers and Acquisitions Group. Mr. Zombek received an MBA degree in Finance from University of Chicago in 1989 and a BA degree from New York University in 1985.

     Kevin Falvey, has been a Director of the Registrant since November 1997 as a representative of IBJS. Mr. Falvey joined IBJS in November 1997. From 1992 to February 1997 Mr. Falvey was a Vice President of CIT Group/Equity Investments, Inc. Prior thereto and from 1986 to 1991, he was Managing Director of Manufacturers Hanover Capital Partners, Inc. Mr. Falvey received an MBA degree, with distinction, from New York University in 1978 and a B.B.A. degree from the University of Massachusetts in 1987.

ITEM 11.          EXECUTIVE COMPENSATION

     Set forth below is the aggregate remuneration paid or accrued by the Registrant during the years ended December 31, 1997, 1996 and 1995 to the Company's Chief Executive Officer. No other executive officer of the Company received salary and bonus aggregating in excess of $100,000 in any of those years.


                                            SUMMARY COMPENSATION TABLE

Name & Principal Position                     Year            Salary
-------------------------                     ----            ------

Nicholas Mastrorilli, Sr., CEO                1997           $109,800
                                              1996           $112,067
                                              1995            111,771

Employment Agreement

Effective as of January 8, 1998, Nicholas Mastrorilli, Sr. resigned as an officer, director and employee of the Registrant and its subsidiaries. In connection therewith, the Registrant agreed to continue Mr. Mastrorilli's base salary of $105,000 per annum, including all health benefits up to the sum of $500.00 per month, for the period ending January 8, 1999.

Also effective January 8, 1998, the Registrant entered into an agreement with Robert E. Hoffman. Pursuant thereto, Mr. Hoffman has agreed to act as Chairman, President and Chief Executive Officer of the Registrant, for which service an executive search firm will be paid the sum of $17,500 monthly together with additional amounts should Mr. Hoffman become an employee on a long term basis, or upon achievement of mutually agreed goals. The Registrant has the right to terminate such agreement by giving thirty (30) days advance written notice. The Agreement was scheduled to terminate on April 30, 1998 with the Registrant having the option to continue such employment. To date no termination notice has been issued, and no mutually agreed upon goals have been established which would trigger bonus fees. Discussions are ongoing between the Registrant and Mr. Hoffman regarding the continuation of his employment but no definitive agreements have been reached or implemented.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

                    (a)     Security Ownership of Certain Beneficial Owners:

                    The following table contains information as of December 31, 1997 as to the beneficial ownership of shares of Common Stock of the Registrant of each person who, to the knowledge of the Registrant at that date, was the beneficial owner of 5% or more of its outstanding shares.


Name and Address                 Amount and Nature
of Beneficial Owner            of Beneficial Ownership             % of Class
-------------------            -----------------------             ----------

Cacomm, Inc.                        917,889                           79.6
P.O. Box 163
Sea Girt, NJ 08750

KOCO Capital Company, LP            730,773 (1)                       38.8
111 Radio Circle
Mt. Kisco, NY  10549

IBJS Capital Company, Inc.        1,096,159 (2)                      48.75
One State Street
New York, NY  10004

Access Capital, Inc.                138,536 (3)                      10.73
405 Park Avenue
New York, NY 10022


(1) Constitutes shares subject to currently exercisable warrants issued to KOCO Capital Company, LP.

(2) Constitutes shares subject to currently exercisable warrants issued to IBJS Capital Company, Inc..

(3) Constitutes shares subject to currently exercisable warrants issued to Access Capital, Inc.

          (b)     Security Ownership of Management:

                  Set forth below is certain information, as of December 31, 1997, concerning the number and percentage of shares of Common Stock of the Registrant owned of record and beneficially by each officer and director of the Registrant and by all officers and directors as a group.

    Name of                             Amount and Nature of
Beneficial Owner                        Beneficial Ownership     % of Class
----------------                        --------------------     ----------

  Nicholas Mastrorilli, Sr.               49,350 (1)                 4.28

  Nicholas Mastrorilli, Jr.               14,750 (1) (2)             1.28

  Patrick Mastrorilli                     14,979 (1) (3)             1.30

  Brian Mastrorilli                       14,880 (4)                 1.29

  Keith Heilos                            16,511 (5)                 1.43

  Arnold Dauer                            17,082 (6)                 1.48

  All officers and directors
      as a group (6 persons)             127,551 (7)                 3.88


(1) Includes 49,350 shares subject to currently exercisable warrants held by Mr. Mastrorilli, Sr., but does not include 917,889 shares held by Cacomm, Inc., of which Mr. Mastrorilli, Sr. owns approximately 31% of the outstanding shares (and, with members of his family, has the right to acquire an additional 19% on a fully diluted basis) and is the president and a director. Nicholas Mastrorilli, Jr. and Patrick Mastrorilli are also directors and own an insignificant amount of Cacomm, Inc. stock. Mr. Mastrorilli, Sr. disclaims any beneficial ownership of the shares of the Company owned by Cacomm, Inc. As noted in Item 10, Directors and Executive Officers of the Registrant, each of the three Messrs. Mastrorilli were officers and directors of the Registrant as at the year end December 1997.

(2) Constitutes shares subject to currently exercisable warrants held by Mr. Mastrorilli, Jr.

(3) Includes 14,829 shares subject to currently exercisable warrants held by Mr. Mastrorilli.

(4) Constitutes shares subject to currently exercisable warrants held by Mr. Mastrorilli.

(5) Includes 14,879 shares subject to currently exercisable warrants held by Mr. Heilos.

(6) Includes 14,777 shares subject to currently exercisable warrants held by Mr. Dauer.

(7) Includes 123,464 shares subject to currently exercisable warrants held by all officers and directors. Excludes 1,826,932 shares subject to currently exercisable warrants held in the aggregate by IBJS Capital Company, Inc. and KOCO Capital Company, L.P., beneficial ownership of which is disclaimed by Messrs. Zombek and Falvey and by Messrs. Wildstein and Thompson, respectively, on behalf of IBJS Capital Company, Inc. and KOCO Capital Company, L.P.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  As described in Part I of this Form 10-K, in August 1995, the Company obtained a $5,000,000 lending facility from IBJ Schroder Bank & Trust Co., IBJS Capital Corporation and KOCO Capital Company, L.P. (the "Lenders"). Approximately $2,637,000 of that amount was furnished to the Company at the time the facility was entered into, and the remainder was to be advanced based on the present value of the projected cash flow from new contracts with purchasers of the Company's private cable television service, with the funds advanced to be used for equipment and construction costs incurred in connection with installation of the new outlets and for working capital. In connection therewith the Company executed 12% interest-only promissory notes, the principal of which was due on February 26, 2001. The proceeds furnished at the time the lending facility was entered into were utilized to fund an escrow deposit for system configuration required under the Channel Lease Agreement, to repurchase approximately 18% of the Company's issued and outstanding capital stock and to provide working capital. In connection with obtaining the lending facility, the Company issued to the Lenders warrants expiring on August 27, 2003 to purchase approximately 27% of the Company's Common Stock on a fully diluted basis at exercise prices of $7.60 and $5.40 per share. Under the terms of the lending facility, the Lenders also had the right to designate two of the Company's five directors and the Company had agreed to various covenants. In connection therewith the Company was also required to issue additional warrants to purchase 18,000 shares of its Common Stock at an exercise price of $7.60 in satisfaction of certain investment banking and finder fees.

                  On June 3, 1996 the Company and its Lenders amended the terms of the lending facility. Pursuant thereto, the Lenders agreed to continue to waive existing defaults and provide up to $1,200,000 toward the Company's working capital requirements (of which approximately $1,000,000 had been advanced to the Company by December 31, 1996) without regard to the present value formula referred to above. In exchange therefor, the Company agreed to issue warrants ("New Warrants") to purchase additional shares of Common Stock, representing approximately 12% of the Company's Common Stock on a fully diluted basis, at an exercise price of $5.40 per share. The New Warrants expire on June 4, 2004. The amended agreements required the Lenders to surrender to the Company warrants representing the right to purchase certain shares if, as and when the Company complied with certain conditions outlined in the amended agreements. In addition, the Lenders each had the right to require the Company to repurchase certain, and the Company had the right to repurchase all, of the warrants held by the Lenders under certain conditions. The Lenders also had the right to designate three out of the five directors of a subsidiary which owns the Company's rights under the Channel Lease Agreement and under such circumstances, would receive a proxy to vote the shares thereof. No such rights were ever exercised.

                  On May 8 1997 the Company and its lenders reached an agreement ("Exchange Agreement") to exchange their existing senior subordinated note financing for redeemable preferred stock ("Redeemable Preferred Stock"). The Registrant's outstanding subordinated notes, approximately $4,000,000, together with accrued interest and detachable warrants, were exchanged for $5,000,000 of 8% Redeemable Preferred Stock due December 31, 2002 and at the close thereof, the Company received the cash balance of the remaining line of credit (approximately $800,000). The Redeemable Preferred Stock can be redeemed at the Company's option and has a mandatory redemption feature upon the occurrence of certain liquidity events. The holders of the Redeemable Preferred Stock have received warrants to purchase up to 58% of the common stock on a fully diluted basis at an exercise price of $2.00 per share after giving effect to a 1-for-20 reverse stock split. In addition, the warrant holders have the right to require the Company to repurchase certain of the warrants under certain conditions. In connection with the agreement, the warrant holders have the right to designate the majority of the directors of the Company and have exercised their right, which resulted in a change of control of the Registrant. As part of the Exchange Agreement, the prior lenders converted the accrued interest in the amount of $105,468 to one year notes at 10% interest, with interest and principal due and payable May 8, 1998. At year end the preferred stockholders agreed to extend the maturity of notes to May 8, 1999.

                  The Company also entered into a two year management service agreement with one of the preferred stockholders to provide management services at $24,000 per year plus expenses. From May 8 to year end such fees were $15,654.23.

                  The description of the terms and conditions of the 1995 and 1996 agreements with the Lenders is qualified in its entirety by reference to the entire agreements, copies of which have been filed as exhibits to Form 10-K dated July 19, 1996 and is incorporated herein in full by reference thereto. The description of the May, 1997 Exchange Agreement and related documents is qualified in entirety by reference to the entire agreement, copies of which have been filed as an exhibit to this Form 10-K.

                                   P A R T  I V


ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
                  ON FORM 8-K

     (a) (1)Financial Statements. The following financial statements are included in Part II, Item 8:
                                                                           Page

Report of Independent Auditors . . .    . . . . . . . . . . . . . . . . .   F-1

Consolidated Balance Sheets as of December 31, 1997 and 1996  . . . . . .   F-2

Consolidated Statements of Operations for years ended
     December 31, 1997, 1996 and 1995             . . . . . . . . . . . .   F-3

Consolidated Statements of Stockholders' Deficiency for years ended
     December 31, 1997, 1996 and 1995             . . . . . . . . . . . .   F-4

Consolidated Statements of Cash Flows for years ended
     December 31, 1997, 1996 and 1995             . . . . . . . . . . . .   F-5

Notes to Consolidated Financial Statements      . . . . . . . . . . . . .   F-6

     (a) (2) Schedules. All schedules are omitted since the required information is either not applicable or not present in amounts sufficient to require submission of the schedule.

     (a)  (10)   Exhibits


                                                                 Page or
                                                                 Document
Item                                                           Incorporated
 No.        Description of Document                            by Reference
 ---        -----------------------                            ------------

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

     (c)  Microcell Systems Corporation Agreement                 Form 10-K
          dated December 15, 1993                                 dated 12/31/93

     (d)  Securities Purchase Agreement dated as of               Form 10-K
          August 25, 1995 among the Registrant, Magnavision       dated 4/19/96
          Corporation (N.J.), IBJS Capital Corporation,
          IBJ Schroder Bank & Trust Company and Koco
          Capital Company, L.P.

     (e)  Form of Senior Subordinated Note of the                 Form 10-K
          Registrant and Magnavision Corporation (N.J.)           dated 4/19/96
          due February 26, 2001

     (f)  Form of Warrant to Purchase Shares of Registrant's      Form 10-K
          Common Stock expiring on August 26, 2003                dated 4/19/96

     (g)  Security Agreement and Collateral Assignment dated      Form 10-K
          as of August 25, 1995 among Magnavision Corporation     dated 4/19/96
          (N.J.), University Connection, Inc. and IBJS Capital
          Corporation as agent

     (h)  Registration Rights Agreement dated as of               Form 10-K
          August 25, 1995 among the Registrant and the            dated 4/19/96
          investors listed therein

     (i)  Stockholders' Agreement dated as of August 25, 1995     Form 10-K
          among the Registrant, the investors and the other       dated 4/19/96
          parties listed therein

     (j)  Non-Competition Agreement dated as of August 25, 1995   Form 10-K
          between Magnavision Corporation (N.J.) and              dated 4/19/96
          Nicholas Mastrorilli, Sr.

     (k)  Indemnification Agreement dated as of August 25, 1995   Form 10-K
          between the Registrant, Cacomm, Inc., and the           dated 4/19/96
          investors listed therein

     (l)    Lockbox Service Agreement dated as of August 25,      Form 10-K
            1995 among Magnavision Corporation (N.J.),            dated 4/19/96
            University Connection, Inc., IBJS Capital
            Corporation and IBJ Schroder Bank & Trust Company

     (m)    Amendment No. 1 dated as of June 3, 1996 to           Form 10-K
            Securities Purchase Agreement dated as of August      dated 4/19/96
            25, 1995 among the Registrant, Magnavision
            Corporation (N.J.), Magnavision Wireless Cable, Inc.,
            IBJS Capital Corporation, IBJ Schroder Bank & Trust
            Company and Koco Capital Company, L.P.

     (n)    Amended and Restated Stockholders' Agreement dated    Form 10-K
            as of June 3, 1996 among the Registrant, Magnavision dated 4/19/96 Corporation (N.J), Magnavision
            Wireless Cable, Inc. and the investors and other parties listed therein

     (o)    Amendment No. 1 dated as of June 3, 1996              Form 10-K
            to the Registration Rights Agreement dated as         dated 4/19/96
            of August 25, 1995 among the Registrant and the investors listed therein

     (p)    Amendment No. 1 dated as of June 3, 1996 to           Form 10-K
            the Security Agreement and Collateral Assignment      dated 4/19/96
            dated as of August 25, 1995 among Magnavision
            Corporation (N.J.) Magnavision Wireless Cable,
            Inc., Magnavision Private Cable, Inc., University
            Connection, Inc. and IBJS Capital Corporation, as agent

     (q)    Amended and Restated Lockbox Service Agreement        Form 10-K
            dated as of June 3, 1996 among Magnavision            dated 4/19/96
            Corporation (N.J.), University Connection, Inc.,
            Magnavision Private Cable, Inc., IBJS Capital
            Corporation and IBJ Schroder Bank & Trust Company

     (r)    Pledge Agreement dated as of June 3, 1996 between     Form 10-K
            Magnavision Corporation (N.J.) and IBJS Capital       dated 4/19/96
            Corporation as agent

     (s)    Pledge Agreement dated as of June 3, 1996 between     Form 10-K
            Magnavision Corporation (N.J.) and IBJS Capital       dated 4/19/96
            Corporation as agent

     (t)    General Indenture of Conveyance, Assignment and       Form 10-K
            Transfer dated as of June 3, 1996 from Magnavision    dated 4/19/96
            Corporation (N.J.) and University Connection, Inc.
            to Magnavision Private Cable, Inc.

     (u)    General Indenture of Conveyance, Assignment and       Form 10-K
            Transfer dated as of June 3, 1996 from Magnavision    dated 4/19/96
            Corporation (N.J.) to Magnavision Wireless Cable,
            Inc.

     (v)    Indenture of Assumption of Liabilities dated          Form 10-K
            as of June 3, 1996 from Magnavision Private           dated 4/19/96
            Cable, Inc. to Magnavision Corporation (N.J.) and
            University Connection, Inc.

     (w)    Indenture of Assumption of Liabilities dated          Form 10-K
            as of June 3, 1996 from Magnavision Wireless          dated 4/19/96
            Cable, Inc. to Magnavision Corporation (N.J.)

     (x)    Irrevocable Proxy dated June 3, 1996 issued by        Form 10-K
            Magnavision Corporation (N.J.) to IBJS Capital        dated 4/19/96
            Corporation as agent

     (y)    Form of Amended and Restated Senior Subordinated      Form 10-K
            Notes dated June 3, 1996                              dated 4/19/96

     (z)    Form of Warrant to Purchase Shares of Registrant's    Form 10-K
            Common  Stock expiring on June 4, 2004                dated 4/19/96

     (aa)   Letter Agreement dated July 11, 1995 between the      Form 10-K
            Registrant, Cacomm, Inc. and George S. Callas         dated 4/19/96

     (bb)   Letter Agreement dated August 25, 1995 among the      Form 10-K
            Registrant, Midlantic Bank, N.A. and                  dated 4/19/96
            George S. Callas

     (cc)   Letter Agreement dated April 3, 1997 between the      Form 10-K
            Registrant, KOCO Capital Company, L.P. and IBJS       dated 4/19/96
            Capital Corporation

     (dd) Form of Indemnification Agreement for executive officers and directors

     (ee) Exchange Agreement dated May 8, 1997 among the Registrant and the investors listed therein.

     (ff) Stockholders Agreement dated May 8, 1997 among the Registrant and the other parties listed therein.

     (gg) Registration Rights Agreement dated May 8, 1997 among the Registrant and the other parties listed therein.

     (hh) Warrant to purchase shares of Common Stock dated May 8, 1997 among the Registrant and the other parties listed therein

     (ii) Employment Agreements dated May 8 1997 between the Registrant and Nicholas Mastrorilli, Sr., Nicholas Mastrorilli, Jr., and Patrick Mastrorilli, respectively.

     (jj) Management Agreement dated May 8, 1997 between the Registrant and KOCO Capital Company, L.P.

     (kk) Common Stock Purchase Warrant dated September 10, 1997 issued by the Registrant to the Lender listed therein.

     (ll) Loan and Security Agreement dated September 10, 1997 by and among the Registrant, Access Capital, Inc. and the other parties listed therein.

     (mm) Resignation letter from Nicholas Mastrorilli, Sr. to the Registrant dated January 8, 1998.

     (nn) Employment Agreement dated January 9, 1998 between the Registrant and IMCOR concerning Robert E. Hoffman.

     (oo)   Letter from Cacomm, Inc. to the Registrant dated April 24,1998.

(21) Subsidiaries of Registrant

(27) Financial Data Schedule


(b)  Form 8-K

     None

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on the Company's behalf by the undersigned, thereunto duly authorized.

                                     MAGNAVISION CORPORATION


DATE: June 5, 1998                   By: /s/
                                         ------------------------------------
                                          ROBERT E. HOFFMAN
                                          Principal Executive Officer


                                     By: /s/
                                         ------------------------------------
                                          JEFFREY HAERTLEIN
                                          Principal Financial and
                                            Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                                Date
---------                              -----                                ----


/s/ Robert E. Hoffman                  CEO, President, Director        June 5, 1998
---------------------------
Robert E. Hoffman

/s/ George Zombek                      Director                        June 5, 1998
--------------------
George Zombek

/s/ Evan Wildstein                     Director                        June 5, 1998
------------------------
Evan Wildstein

/s/ Kevin Falvey                       Director                        June 5, 1998
-------------------------
Kevin Falvey

/s/ Geoffrey Thompson                  Director                        June 5, 1998
----------------------
Geoffrey Thompson


                                    EXHIBITS



(10)   (ee)    Exchange Agreement dated May 8, 1997 among the Registrant and the investors listed therein.

       (ff) Stockholders Agreement dated May 8, 1997 among the Registrant and the other parties listed therein.

       (gg) Registration Rights Agreement dated May 8, 1997 among the Registrant and the other parties listed therein.

       (hh) Warrant to purchase shares of Common Stock dated May 8, 1997 among the Registrant and the other parties listed therein.

       (ii) Employment Agreements dated May 8 1997 between the Registrant and Nicholas Mastrorilli, Sr., Nicholas Mastrorilli, Jr., and Patrick Mastrorilli, respectively.

       (jj) Management Agreement dated May 8, 1997 between the Registrant and KOCO Capital Company, L.P.

       (kk) Common Stock Purchase Warrant dated September 10, 1997 issued by the Registrant to the Lender listed therein.

       (ll) Loan and Security Agreement dated September 10, 1997 by and among the Registrant, Access Capital, Inc. and the other parties listed therein.

       (mm) Resignation letter from Nicholas Mastrorilli, Sr. to the Registrant dated January 8, 1998.

       (nn) Employment Agreement dated January 9, 1998 between the Registrant and IMCOR concerning Robert E. Hoffman.

       (oo)    Letter from Cacomm, Inc. to the Registrant dated April 24,1998.

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

                           Independent Auditors Report


To the Board of Directors and Shareholders of:
         Magnavision Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Magnavision Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders deficiency, and cash flows for each of the years in the three year period ended December 31,1997. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnavision Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, is in default of certain covenants under its line of credit, and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Managements plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                              KPMG PEAT MARWICK LLP


New York, New York
April 16, 1998

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL INFORMATION

MAGNAVISION CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER  31,1997 AND 1996

ASSETS                                                                                            1997              1996
                                                                                        -------------------------------------
CURRENT ASSETS
     Cash                                                                                        141,546             164,296
     Trade Accounts and Other Receivables, net of allowance for doubtful accounts                236,375             156,252
     Prepaid Expenses                                                                              8,516               8,059
                                                                                        -------------------------------------
          Total Current Assets                                                                   386,437             328,607
                                                                                        -------------------------------------

PROPERTY AND EQUIPMENT
     Property and Equipment at Cost                                                            1,944,558           1,269,887
     Less:  Accumulated Depreciation                                                            (748,375)           (501,178)
                                                                                        -------------------------------------
          Net Property and Equipment                                                           1,196,183             768,709

OTHER ASSETS
     Shareholder Loans Receivable                                                                 43,810              44,161
     Prepaid lease expense                                                                       650,684             757,652
     Deferred financing cost,  net of accumulated amortization                                   145,496             293,445
     Deposits                                                                                      4,553               4,420
                                                                                        -------------------------------------

TOTAL ASSETS                                                                                   2,427,163           2,196,994
                                                                                        -------------------------------------





LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                                                       443,717             284,094
     Due to Shareholders                                                                              --             139,889
     Deferred Revenues                                                                           214,490             175,348
     Current Portion of Long-Term Debt                                                             4,225               3,686
     Income Taxes Payable                                                                            741                 741
     Term Loan                                                                                   105,468                  --
     Line of Credit                                                                              405,295                  --
     Notes Payable - Senior Debt                                                                      --           4,062,932
                                                                                        -------------------------------------
          Total Current Liabilities                                                            1,173,936           4,666,690

LONG-TERM LIABILITIES
     Accounts Payable and Accrued Expenses                                                            --               2,000
     Security Deposits                                                                           152,065             126,386
     Long-Term Debt                                                                                6,041              10,563
                                                                                        -------------------------------------



Commitments and contingencies

     Series A Preferred Stock 9,850,000
          shares authorized; issued and outstanding, 5,000,000
          shares, net of unamortized warrant discount                                          4,498,456                  --
SHAREHOLDERS' DEFICIENCY
     Series B Preferred Stock,  150,000 shares                                                   131,889                  --
         authorized; issued and outstanding, 131,889 shares.
     Common Stock, $0.08 par value - 10,000,000 shares
          authorized; issued and outstanding, 1,152,510 shares
          in December 31,1997 and 1,152,222 shares December 31, 1996                              92,200              92,178
     Additional Paid-In Capital                                                                3,876,991           3,321,207
     Accumulated Deficit                                                                      (7,504,415)         (6,022,030)
                                                                                        -------------------------------------
Total Shareholder's Deficiency                                                                (3,403,335)         (2,608,645)
                                                                                        -------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                                 2,427,163           2,196,994
                                                                                        -------------------------------------



        See accompanying notes to consolidated financial statements.

                     MAGNAVISION CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31,1997, 1996 AND 1995

                                                                                 1997               1996              1995
                                                                                 ----               ----              ----

REVENUES
     Gross Revenues                                                           1,607,049           1,285,442          666,366
     Cost of Sales                                                              677,565             526,654          355,001
                                                                             ----------          ----------       ----------
     GROSS PROFIT                                                               929,484             758,788          311,365

OPERATING EXPENSES
     Salaries                                                                   627,356             595,358          383,884
     Depreciation                                                               197,198             168,896          119,306
     General and Administrative Expenses                                      1,010,277             983,079          595,503
                                                                             ----------          ----------       ----------

TOTAL OPERATING EXPENSES                                                      1,834,831           1,747,333        1,098,693

OPERATING LOSS                                                                 (905,347)           (988,545)        (787,328)

OTHER INCOME (expense)
     Interest expense                                                          (280,546)           (466,342)        (149,279)
     Interest Income                                                             35,824              35,383            8,913
     Other                                                                        1,529               8,705           84,653
                                                                             ----------          ----------       ----------
          Total other income (expense)                                         (243,193)           (422,254)         (55,713)


LOSS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM                (1,148,540)         (1,410,799)        (843,041)

PROVISION FOR INCOME TAX                                                          3,989                 710            1,452
                                                                             ----------          ----------       ----------
LOSS BEFORE EXTRAORDINARY ITEM                                               (1,152,529)         (1,411,509)        (844,493)
                                                                             ----------          ----------       ----------

EXTRAORDINARY ITEM -LOSS ON EXTINGUISHMENT OF DEBT                              275,844                 --               --
                                                                             ----------          ----------       ----------
NET LOSS                                                                     (1,428,373)         (1,411,509)        (844,493)
                                                                             ----------          ----------       ----------
Preferred Stockholders Dividend Requirement                                     257,778                 --               --
                                                                             ----------          ----------       ----------
Net loss to Common Stockholders                                              (1,686,151)         (1,411,509)        (844,493)
                                                                             ----------          ----------       ----------

Net Loss per Share:
Basic
Loss before extraordinary item                                                    (1.22)              (1.23)           (0.66)
Extraordinary item                                                                (0.24)                --               --
Net loss                                                                          (1.46)              (1.23)           (0.66)

Weighted Average Shares used to Compute net loss per share:
Basic                                                                         1,152,504           1,147,030        1,276,539



See accompanying notes to consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIENCY
                THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                      Series B                       Common          Common
                                                                  Preferred Stock                    Stock           Stock
                                                                       Shares          Amount       Shares(1)        Amount

Balances, December 31,1994                                                               --         1,340,844        107,268

Common Stock Issued
Jan 1,1995 to December 31,1995                                                           --            27,628          2,210

Repurchase of Shares
of Common Stock, net (note 11)                                                           --              --

Net loss                                                                                 --

                                                                  --------------------------------------------------------------
Balance, December 31,1995                                                --              --         1,368,473        109,478

Common Stock Issued
Jan 1,1996 to December 31,1996                                           --              --            15,067          1,205

Retirement of Common Stock held in Treasury                              --              --          (231,318)       (18,505)

Net loss

                                                                  --------------------------------------------------------------
Balance, December 31,1996                                                --              --         1,152,222         92,178

Common Stock Issued
Jan 1,1997 to December 31,1997                                           --              --               354             28

Conversion of Shareholder loan to Series B Preferred Stock            131,889          131,889

Allocation to Warrants Issued

Purchase of Fractional Shares                                                                             (66)            (6)

Net loss

Accretion of Redeemable Preferred Stock

                                                                  --------------------------------------------------------------
Balance, December 31, 1997                                            131,889          131,889      1,152,510         92,200


                          [RESTUBBED FROM TABLE ABOVE]

                                                                 Additional
                                                                  Paid in          Accumulated        Treasury           Total
                                                                  Capital             Deficit           Stock            Equity

Balances, December 31,1994                                         3,670,764       (3,766,028)                            12,004

Common Stock Issued
Jan 1,1995 to December 31,1995                                       317,807                                             320,017

Repurchase of Shares
of Common Stock, net (note 11)                                                                        (760,000)         (760,000)

Net loss                                                            (844,493)                         (844,493)

                                                               -------------------------------------------------------------------
Balance, December 31,1995                                          3,988,571       (4,610,521)        (760,000)       (1,272,472)

Common Stock Issued
Jan 1,1996 to December 31,1996                                        74,131                                              75,336

Retirement of Common Stock held in Treasury                         (741,495)                          760,000                 0

Net loss                                                                           (1,411,509)                        (1,411,509)

                                                               -------------------------------------------------------------------
Balance, December 31,1996                                          3,321,207       (6,022,030)            --          (2,608,645)

Common Stock Issued
Jan 1,1997 to December 31,1997                                           679            --                --                 707

Conversion of Shareholder loan to Series B Preferred Stock                                                               131,889

Allocation to Warrants                                               555,556                                             555,556

Purchase of Fractional Shares                                           (451)                                               (457)

Net loss                                                                           (1,428,373)                        (1,428,373)

Accretion of Warrants                                                                 (54,012)                           (54,012)

                                                               -------------------------------------------------------------------
Balance, December 31, 1997                                         3,876,991       (7,504,415)               --       (3,403,335)


See accompanying notes to consolidated financial statements.

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                 1997                1996              1995
                                                                                 ----                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                 (1,428,373)         (1,411,509)        (844,493)
     Adjustments to Reconcile Net Loss to Net Cash used
            in Operating activities
         Extraordinary item                                                      275,844                  --               --
          Depreciation and Amortization                                          197,198             168,896          119,306
          Amortization of deferred financing cost                                 80,475              70,404           23,474
          Amortization of channel lease prepayments                              106,968             106,969           35,656
          (Gain) Loss on sale of Assets                                               --              (1,583)              --
          Changes in Assets and Liabilities:
               Increase in Trade Accounts and
                     Other Receivables                                           (80,123)            (48,096)         (23,130)
               (Increase) Decrease in prepaid expenses                              (457)              4,569            9,876
               (Decrease) increase in Deposits                                       133                  --              (75)
               (Decrease) Increase in Accounts Payable and                            --                  --               --
                    Accrued Expenses                                             336,348             (66,520)           6,419
               Increase  in Security Deposits Payable                             25,679              67,565           36,229
               (Decrease) Increase  Income Taxes Payable                              --                (150)              50
               Increase Deferred Charges                                              --              73,104           15,019
               Increase in Deferred Revenues                                      39,142                  --           31,984
                                                                           ---------------------------------------------------
                              Net cash used in operating activities             (447,166)         (1,036,351)        (589,685)

CASH FLOWS FROM INVESTING ACTIVITIES
              Decrease (increase) loan to  shareholders                              351                (300)           5,185
              Purchase property and equipment                                   (674,671)           (503,108)        (281,641)
              Investment in channel lease                                             --                  --         (900,227)
                                                                           ---------------------------------------------------
                            Net cash used in investing activities               (674,320)           (503,408)      (1,176,683)

CASH FLOW FROM FINANCING ACTIVITIES
     Payments of Long-Term Debt                                                   (3,983)             (3,910)          15,281
     Payments of Obligation under Capital leases                                      --             (23,411)         (32,492)
     Decrease in Due to Shareholders                                              (8,000)             (5,000)         (34,036)
     Proceeds from Issuance of Preferred Stock, net                              863,811                --               --
     Proceeds from Issuance of Common Stock                                          707              75,336          320,017
     Proceeds from Issuance Debt                                                 405,295           1,425,713        2,637,219
     Payment of financing fees                                                  (158,637)                 --         (387,325)
     Purchase of Common Stock                                                       (457)                 --         (760,000)
                                                                           ---------------------------------------------------
                          Net cash provided by financing activities            1,098,736           1,468,728        1,758,664

                                  Net decrease in cash                           (22,750)            (71,031)          (7,704)
    Cash beginning of year                                                       164,296             235,327          243,031
    Cash end  of year                                                            141,546             164,296          235,327

Supplemental schedule of cash paid during year for:
Interest                                                                          84,161             479,915           41,828
Income Tax                                                                         3,989                 710            1,402

NON CASH ITEMS:
Exchange of Senior Debt to Redeemable Preferred Stock                          4,062,932                  --               --
Conversion of Senior Debt Accrued interest to term loan                          105,468                  --               --
Conversion of amounts Due to Share holder to Preferred Stock                     131,889                  --               --
Value Assigned to Warrants Issued                                                555,556                  --               --


See accompanying notes to consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1997, 1996 AND 1995


1 - OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

     a. Consolidated Financial Statements - The accompanying financial statements present the consolidated accounts of Magnavision Corporation, a Delaware corporation (formerly Yardley Ventures, Inc.), and its wholly owned subsidiary, Magnavision Corporation, a New Jersey corporation, and its wholly owned subsidiaries, University Connection, Inc., a New Jersey corporation, Accu-Trek, Inc., a New Jersey corporation and Magnavision Laboratories, Inc., a Delaware Corporation ("the Company"). As required by the amended senior debt agreement of June 4, 1996, Magnavision Corporation, a New Jersey corporation, formed two additional wholly owned subsidiaries, Magnavision Private Cable, Inc., established to hold the private cable contracts and Magnavision Wireless Cable, Inc., established to hold the wireless lease. The consolidated financial statements include all of the assets, liabilities, income, expenses and cash flows for these companies. All significant intercompany transactions and balances have been eliminated, in consolidation.

     b. Organization, Operations and Liquidity- Magnavision Corporation (formerly Yardley Ventures, Inc.) was incorporated in Delaware on April 3, 1986, to seek to acquire one or more potential businesses. Magnavision Corporation and its subsidiaries were established to conduct the business of providing wireless and private cable television, which is now the business purpose of the Company, to segments where cable television is not available and as an alternative to cable television. Magnavision Corporation of New Jersey was formed on June 15, 1989, pursuant to the laws of the State of New Jersey. As a result of the amended lending agreement, the Company created two new subsidiaries, Magnavision Private Cable and Magnavision Wireless Cable.

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations, is in default of certain provisions of its line of credit with Access Capital, and has a net capital deficiency at December 31, 1997. In the absence of alternative financing, sales of assets, or restructuring of its existing debt, the Company will have insufficient liquidity to pay principal and interest on its existing debt and may experience liquidity shortfalls in meeting its ongoing obligations.

          The Company plans to meet short term liquidity requirements with a working capital loan from Access Capital described in Note 9. On a long term basis, the Company is seeking longer term arrangements with a strategic partner(s) for financing. Management believes this partner will participate in the Companys development of the alternative use of its rights to wireless spectrum. This business plan is dependent upon the Company securing the necessary capital resources, as well as engineering and other expertise required to offer this alternative service. There can be no assurance that the Company will be able to secure financing or other strategic relationships on terms and conditions satisfactory, if at all.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1997, 1996 AND 1995

          Failure to obtain such financing will have a material adverse impact on the Company. Also, there can be no assurance that, even with financing, and receipt of necessary regulatory authorization, the Company will be able to launch this alternative service or that it will be commercially successful.

     c. Property and Equipment - Property and equipment are stated at cost. Depreciation, for financial reporting purposes, is provided on the straight-line method over the estimated useful lives of the related assets, which are:

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

     d. Deferred Revenues - The Company records subscriptions received in advance of the service being provided as a current liability.

     e. Income Taxes - Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

          Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     f. Use of Estimates- Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenue and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

     g. Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (Statement 107), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In many cases, fair value estimates cannot be substantiated by comparison to independent market information and could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

          In managements opinion, cash, trade accounts and other receivables, shareholder loans receivable, deposits, accounts payable and accrued expenses, equal or approximate fair market value. The long-term debt and notes payable, and term loans and line of credit are at market rates, therefore equal or approximate fair value.

     h. Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     i. Prepaid Lease Expense - Prepaid lease expense represents the Companys deposit relating to the Channel Lease Agreement (see note 7). The amount is being amortized over the term of the lease agreement.

     j. Deferred Financing Costs - Deferred financing costs at December 31, 1997 represent expenditures relating to the Access Capital, Inc. Debt financing (see note 9). The amount is being amortized over the term of the loan and security agreement.

     k. Earnings Per Share of Common Stock - The Company adopted SFAS 128 Earnings Per Share (SFAS 128") effective for the Company in 1997. SFAS 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Net income per common share amounts for 1997, 1996 and 1995 have been restated to conform to SFAS 128 requirements. In calculating diluted earnings per share, no potential shares of Common Stock are to be included in the calculation when there is a loss from continuing operations available to Common Stock Holders.

     l. Accounting for Stock Issued to Employees - Prior to January 1, 1996, the Company accounted for its warrants in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No.25 and provide pro forma net income disclosure for employee stock option grants made in 1995 and future years as if the fair-value- based method defined in SFAS No. 123 had been applied. The Company has elected to continue to account for stock options granted under the provisions of APB 25 and to provide the pro forma disclosures required by SFAS 123. The pro forma disclosures required by SFAS 123 for 1997, 1996 and 1995 have not been presented on the basis of materiality.

     m. New Accounting Pronouncements - In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS 130). This statement requires businesses to disclose comprehensive income and its components in general purpose financial statement, with reclassifications of prior period financial statements. SFAS 130 is effective for fiscal periods beginning after December 15, 1997. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect it to have material impact on its financial position or results of operations.


NOTE 2 - RELATED PARTY TRANSACTIONS-CONFLICTS OF INTEREST

                  The following transactions occurred between the Company and related parties:

     a. Shareholder loans receivable of $43,810 and $44,161 at December 31, 1997 and 1996 are payable after May 1999 and are interest free.

     b. In May 1997, the Companys majority shareholder converted its payables of $131,889 to preferred stock. Previously this was recorded as a current liability. At December 31, 1996, the payable to the Companys majority shareholder related to expenses paid by this shareholder on behalf of the Company in prior years.

     c. The Company has been informed that Cacomm, Inc., the Companys majority shareholder, is a partner in a general partnership known as the Grand MMDS Alliance. The Grand MMDS Alliance claims to hold the licenses to certain MMDS channels, as a designated selectee of the FCC. These channels cover similar broadcast areas as the Company, and the possibility exists that The Grand MMDS Alliance could commence business in direct competition with the Company. The Company has no reliable information as to whether the Grand MMDS Alliance has commenced business operations as of the date of this report. Certain officers of the Company are also believed to be officers and directors of Cacomm, Inc.

     d. The prior lenders converted the accrued interest in the amount of $105,468 to one year notes at 10% interest, with interest and principal payable May 8, 1998. After year end the preferred stockholders agreed to extend the maturity of the above mentioned notes to May 8, 1999.

NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1997 and 1996 are summarized by major classification as follows:

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1997, 1996 AND 1995


                                                1997               1996
Office Furniture and Equipment             $    67,771        $    55,505
Transportation Equipment                        46,224             46,224
 Machinery and Equipment                     1,830,563          1,168,158
                                           -----------        -----------
                                             1,944,558          1,269,887
Less:  Accumulated Depreciation               (748,375)          (501,178)
                                           -----------        -----------
                                           $ 1,196,183        $   768,709
                                           ===========        ===========

Machinery and equipment relate principally to assets owned by the Company located at the various college and nursing home sites serviced by the Company.


NOTE 4 - INCOME TAXES

         Income tax expense attributable to loss from operations consists of:

Current

 Year ended December 31,
                                  1997              1996              1995
                                  ----              ----              ----

Federal                               0                 0                 0
State                             3,989               710             1,452
                                 ------            ------           -------
TOTAL                            $3,989            $  710           $ 1,452
                                 ======            ======           =======

Income tax expense attributable to net loss before provision for income taxes was $3,989, $710 and $1,452 for the years ended December 31, 1997, 1996 and 1995 and differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income from operations as a result of the following:

                                                  1997              1996             1995
                                                  ----              ----              ----

Computed expected tax benefit                  $(485,647)        $(479,672)        $(286,634)
         Increased (reduction) in income
                  taxes resulting from:
Increase in valuation
allowance for Federal
& state deferred tax assets                      462,815           467,009           282,179
Book vs. tax depreciation                         19,200            11,153              --
   State and local income taxes, net of
                  Federal income tax benefit       2,633               469               958
   Non-deductible portion of
                  meals and entertainment          2,775               736               303
   Other, net                                      2,213             1,015             4,646
                                               ---------         ---------         ---------
                                               $   3,989         $     710         $   1,452
                                               =========         =========         =========

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1997, 1996 AND 1995


The temporary differences and carry forwards which give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are presented below:


                                                            1997                   1996
                                                            ----                   ----
   Deferred tax assets:
         Net operating loss carry forward               $3,160,701             $2,558,782
         Compensation paid with Company stock               28,123                 28,123
         Organization and construction costs
         capitalized for tax purposes                      305,197                320,138
         Less valuation allowance                       (3,441,851)            (2,874,083)
                                                        ----------             ----------
                          Net deferred tax assets           52,170                 32,970
                                                        ----------             ----------
         Deferred tax liabilities:
         Property and equipment, principally
         due to differences in depreciation                (52,170)               (32,970)
                                                        ----------             ----------
         Net deferred tax asset (liability)             $       -              $        -
                                                        ==========             ==========


At December 31, 1997, the Company has net loss carry forwards for federal income tax purposes of approximately $7,100,00 which are available to offset future taxable income. These carry forwards expire in varying amounts through 2011. The net change in the total valuation allowance for 1997, 1996 and 1995 was an increase of $567,768, $563,636, and $334,062 respectively.

NOTE 5 - LONG-TERM DEBT

         Long-term debt at December 31, 1997 and 1996 consisted of the following:

                                                                                           1997                 1996
                                                                                           ----                 ----
                  Note payable to a financing company, payable in monthly
                  installments of $436, including interest at 12.25%, final
                  payment due April 2000 collateralized
                  by a vehicle with a book value of $10,479                               $10,266             $14,249
                  Less Current Portion                                                      4,225               3,686
                                                                                          -------             -------
                  Long-Term Debt                                                            6,041              10,563
                                                                                          =======             =======


         At December 31, 1997 maturities of long-term debt are as follows:

                                   1998              4,225
                                   1999              4,760
                     Thereafter    2000              1,281
                                                   -------
                                                   $10,266
                                                   =======

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1997, 1996 AND 1995


NOTE 6 - OPERATING LEASES

The Company leases office space and automobiles for use in continuing operations for terms of 1 to 3 years. Minimum lease payments over the remaining lease terms are as follows:

                                   1998              17,281
                                   1999               3,624
                                                  ---------
                                                  $  20,905
                                                  =========

Expenses under operating leases amounted to $47,464, $40,127, and $24,468 for the years ended December 31, 1997,1996 and 1995, respectively.


NOTE 7 - LICENSE AGREEMENT

         On August 20, 1990, the Company entered into an agreement with the Department of Education, Archdiocese of New York ("the Archdiocese") which would permit the Company to use the transmission capacity of the Archdiocese. The agreement, which was amended in January 1994, grants the Company a lease through January 2004 with a right to extend for an additional five years and a right of first refusal for subsequent renewals. Pursuant to the agreement, the Company must also pay to the Archdiocese a royalty fee for the use of the Transmission Capacity, in accordance with the terms and amounts described in the amended agreement. In connection with the amended agreement the Company had a contingent obligation to fund the reconstruction of the Archdioceses system. In 1995, the Company deposited $900,277 in an escrow account for the purpose of system reconstruction upgrades. The Company recorded the deposit as prepaid lease expense, and is amortizing the amount over the life of the agreement through January 2004.

At December 31, 1997, the minimum royalty payments over the remaining license term are as follows:

                  For the Year Ended  -        1998           $ 167,200
                                      -        1999             158,400
                                      -        2000             158,400
                                      -        2001             158,400
                                      -        2002             158,400
                                      -      Thereafter         171,600
                                                              ---------
                                                                972,400
                                                              =========

NOTE 8 - NET INCOME (LOSS) PER SHARE

The Company computes basic and diluted earnings per share in accordance with SFAS 128 Earnings Per Share which the Company adopted as of December 31, 1997. The table reconciles the numerator and denominator of the basic earnings per share computations shown on the Consolidated Statements of Operations.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1997, 1996 AND 1995


For the Years Ended  December 31                       1997               1996               1995
                                                       ----               ----               ----

Basic EPS
      Numerator:
      Net loss to common stockholders               (1,686,151)          (1,411,509)           (844,493)
      Redeemable preferred stockholders dividend       257,778                   --                  --
      Net Loss                                      (1,428,373)          (1,411,509)           (844,493)

Denominator:
      Weighted Averge Common shares outstanding      1,152,504            1,147,030           1,276,539

      Basic EPS                                          (1.46)               (1.23)               (.66)

Warrants to purchase 2,134,774, 1,025,150 and 639,321 of common stock outstanding as of December 31, 1997, 1996 and 1995, respectively, were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

Earnings per share data has been restated for all periods preceded to reflect the adoption of SFAS 128.

NOTE 9 - ACCESS CAPITAL, INC. LINE OF CREDIT

In September 1997 the Company and Access Capital, Inc. agreed to a $1,250,000 three year revolving line of credit to be used to expand the Companys private cable business. As of year end the Company had borrowed $405,295 under the line of credit. Interest is payable currently under the line of credit at prime rate plus five and one-half percent and all outstanding amounts are payable in September 2000. The line is secured with the lender by a pledge of private cable contracts and all other Company assets. In addition the lender received 138,536 warrants at an exercise price of $2.00 per share to purchase approximately 4% of the Companys stock on a fully diluted basis. The warrants contain a put and call option in the event that the Company sells a significant asset. The put option requires the Company to purchase a percentage of the lenders warrants as required by a formula outlined in the amended agreement. This option can only be exercised upon the sale of a significant asset of the Company or change of control. Conversely, the call option allows the Company to purchase all the outstanding warrants at a price set by the formula stated above. The cost of either the put or call option can not be determined at this time since it is based upon the value of a sale of a significant asset which cannot be assured.

Subsequent to the fiscal year ended December 31, 1997, the Company had not met certain non-monetary working capital covenants under the Agreement and the lender instituted a default interest rate, equivalent to two and one-half percent over the contract rate. As a result, the outstanding balance has been classified as a current liability in the accompanying balance sheet. The lender has continued to lend funds under the Agreement. The Company requested a waiver thereof together with a separate working capital advance.

The Company is evaluating a proposed restructuring of its financial covenants, an increase in the line of credit to $3 million dollars and an increase in its warrant ownership of the Company. The Company is currently reviewing such proposal and discussions with the lender are expected to commence shortly. There is no assurance that such restructuring will be effected on terms satisfactory to the Company, or at all.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1997, 1996 AND 1995


NOTE 10.    EXCHANGE OF DEBT TO REDEEMABLE PREFERRED STOCK

In August 1995, the Company obtained a $5,000,000 lending facility from IBJ Schroder Bank & Trust Co., IBJS Capital Corporation (collectively IBJS) and KOCO Capital Company, L.P. (KOCO), with interest at 12% payable quarterly on any outstanding balance. The final maturity date of any outstanding amount under the lending facility was February 2001. Approximately $2,637,000 of that amount was furnished to the Company at the time the lending facility was entered into, and the remainder was to be advanced based on the present value of the projected cash flow from new contracts with purchasers of the Companys private cable television service. Funds advanced were to be used for equipment and contract costs incurred in connection with installation of the service at the new locations and for working capital. The proceeds furnished at the time the lending facility was entered into were utilized to fund an escrow deposit of $900,000 for system configuration required under the Channel Lease Agreement, to repurchase approximately 18% of the Companys issued and outstanding capital stock and to provide working capital. In connection with obtaining the lending facility, the Company issued to its lenders 361,965 and 121,909 warrants, respectively, to purchase approximately 27% of the Companys Common Stock on a fully diluted basis at exercise prices of $7.60 and $5.40 per share, respectively. These warrants expire on August 27, 2003.

On June 3, 1996, the terms of the lending facility were amended. Pursuant to the amendment, the lenders agreed to waive existing defaults and provide up to the sum of $1,200,000 toward the Companys working capital requirements without regard to the present value formula referred to above, with the remaining balance of the $5 million to be advanced based on the present value of projected cash flow from the contracts for new outlets with institutions. In exchange therefore, the Company agreed to issue warrants to purchase an additional 370,547 shares, representing 12% of the Companys Common Stock on a fully diluted basis at an exercise price of $5.40 per share. These warrants expire on June 4, 2004. The amendment required the lenders to surrender to the Company warrants for the purchase of up to 344,245 shares if, as and when the Company complied with certain conditions outlined in the agreement. The amendment had a put/call option in the event that the Company sold a significant asset. The put option required the Company to purchase a percentage of the lenders warrants as required by a formula outlined in the amended agreement. This option was only exercisable upon the sale of a significant asset of the Company or a change of control. Conversely, the call option allowed the Company to purchase all the outstanding warrants at a price set by the formula stated above. The cost of either the put or call option can not be determined at this time since it is based upon the value of a sale of a significant asset which cannot be assured.

In connection with the June 3, 1996 amendment, the Companys rights under the Channel Lease Agreement were transferred to a subsidiary whose stock was pledged to the Lenders as security for amounts advanced under the lending facility. The agreement was secured by the License Agreement and the Companys institutional cable contracts. The agreement contained a prepayment penalty for the first two years and placed limits on stock sales and payment dividends, and also contained several financial covenants.

At December 31, 1996, the Company was in default of certain provisions of certain covenants of its senior debt agreement, and at the end of the first quarter of 1997, had not made its required interest payment on such debt. As a result, the outstanding balance has been classified as a current liability in the accompanying balance sheet.

On May 8, 1997, the Company agreed with its lenders to exchange its senior subordinated notes into redeemable preferred stock. Under the terms thereof, the Companys outstanding subordinated notes, aggregating approximately $4.1 million, together with accrued interest and detachable warrants, were

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1997, 1996 AND 1995


exchanged for $5 million of 8% redeemable preferred stock due December 31, 2002. In connection with the exchange, the lenders also funded the Company the remaining balance on the existing line. In addition, the note holders received 1,826,932 warrants to purchase up to 58% of the common stock on a fully diluted basis at an exercise price of $2.00 per share after the Company effected a 1-for-20 reverse stock split, and have the right, which they have exercised, to elect the majority of the Board of Directors. This resulted in a change in control of the Company. The agreement also requires the warrant holders to surrender up to 10% of their stock on a fully diluted basis, if, as and when certain liquidity events occur. In addition, warrant holders have the right to require the Company to repurchase the warrants under certain conditions. This option can only be exercised upon the sale of an asset of the Company. The value of the warrants was estimated at $555,556 and has been assigned to the warrant and represents a discount to the face value of the redeemable preferred stock. The cost of the put can not be determined at this time since it is based upon the value of a sale of a significant asset which cannot be assured. Also, one of the warrant holders has entered into a management service agreement with the Company.

In connection with the exchange, the lenders agreed to issue one year unsecured notes totaling $105,468 with interest at 10% payable at maturity. The Company and the Preferred Stockholders further agreed to extend the maturity of the unsecured notes to May 8, 1999. The Company wrote off the unauthorized deferred finance cost related to the subordinated notes, which has been classified as an extraordinary item in the accompanying financial statement.

NOTE 11.  REDEEMABLE PREFERRED STOCK

During the second quarter of 1997 the Company authorized 10,000,000 shares of Preferred Stock. The Company also issued 5,000,000 shares of the authorized amount as Series A Preferred Stock and 150,000 shares as Series B Preferred Stock concurrent with the designation of the Preferred Stock. The then senior subordinated notes along with the remaining balance of the line was exchange for 5,000,000 shares of 8% cumulative redeemable preferred stock. At closing, the Company received cash of approximately $800,000 after expenses.

Holders of Series A Preferred Stock are entitled to receive, when and as declared by the Companys Board of Directors, cash dividends cumulative at the rate of 8% per share. Cumulative and unpaid dividends amounted to approximately $257,778 at December 31, 1997.

NOTE 12 - STOCKHOLDERS EQUITY TRANSACTION

On May 8,1997 the Company effected a 1-for-20 reverse split of its common stock such that each outstanding share of common stock was, effective May 9, 1997, converted into .05 shares of post split common stock and the par value of common stock was changed from $.004 to $.08 per share. All periods have been restated to reflect the split.

During the fourth quarter of 1997, the Company purchased 66 shares which represented fractional shares purchased in the execution of the 1 for 20 reverse stock split for shareholders.

During the second quarter of 1997, the Company also converted a shareholder loan into shares of Series B Preferred Stock (See Related Party Transactions - Note
2).

During the first quarter of 1997 a management warrant holder exercised warrants to purchase 354 shares of common stock at $2.00 per share.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1997, 1996 AND 1995


During the first quarter of 1996, the Company issued 10,000 shares of common stock at $5.00. These shares were issued to non-management shareholders who assisted in facilitating the redemption of the 231,318 shares of common stock held in treasury.

During the second quarter of 1996 the Company retired the 231,318 shares of common stock held as treasury stock as was required by its lenders.

During the third quarter of 1996 non-management and management warrant holders exercised warrants for 5,067 shares of common stock at an exercise price of $5.00 per share.

During 1996 and 1995, the Company granted 370,546 and 499,874 warrants to purchase shares of its common stock at exercise prices ranging from $5.00 to $20.00 per share. At December 31, 1996, the Company has 1,025,150 unexercised warrants outstanding to purchase 1,025,150 shares of its common stock, which expire at various dates through May 25, 2005.

Pursuant to the Securities Purchase Agreement of August 1995 with its Senior Lenders, the Company was required to issue additional warrants to purchase 18,000 shares of its common stock at an exercise price of $7.60 in satisfaction of certain investment banker and finders fees previously agreed to. In February 1997, the Company reduced the exercise price of 123,464 warrants held by officers and directors of the Registrant from an exercise price of $5.00 to $2.00. Such reduction was effected to more accurately reflect the market value of the underlying shares.

NOTE 13- SALES TO MAJOR CUSTOMERS

For the year ending December 31, 1997, 1996 and 1995, revenue from three customers represented 40%, 50%, and 62% respectively, of total revenues.

NOTE 14 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash at a financial institution. The Federal Deposit Insurance Corporation only insures up to $100,000 at any one financial institution. The Company rarely if ever maintains cash of more than $100,000 in any one institution.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1997, 1996 AND 1995

(21) SUBSIDIARIES OF REGISTRANT

      Magnavision Corporation, a Delaware Corporation

            Subsidiaries

                    Magnavision, a New Jersey Corporation

            Wholly owned subsidiaries:

                    University Connection, Inc., a New Jersey Corporation

                    Accu-Trek, Inc., a New Jersey Coporation

                    Magnavision Laboratories, Inc., a Delaware Corporation

                    Magnavision Private Cable, Inc., a Delaware Corporation

                    Magnavision Wireless Cable, Inc., a Delaware Corporation

                                  EXHIBIT INDEX



(10)   (ee)    Exchange Agreement dated May 8, 1997 among the Registrant and the investors listed therein.

       (ff) Stockholders Agreement dated May 8, 1997 among the Registrant and the other parties listed therein.

       (gg) Registration Rights Agreement dated May 8, 1997 among the Registrant and the other parties listed therein.

       (hh) Warrant to purchase shares of Common Stock dated May 8, 1997 among the Registrant and the other parties listed therein.

       (ii) Employment Agreements dated May 8 1997 between the Registrant and Nicholas Mastrorilli, Sr., Nicholas Mastrorilli, Jr., and Patrick Mastrorilli, respectively.

       (jj) Management Agreement dated May 8, 1997 between the Registrant and KOCO Capital Company, L.P.

       (kk) Common Stock Purchase Warrant dated September 10, 1997 issued by the Registrant to the Lender listed therein.

       (ll) Loan and Security Agreement dated September 10, 1997 by and among the Registrant, Access Capital, Inc. and the other parties listed therein.

       (mm) Resignation letter from Nicholas Mastrorilli, Sr. to the Registrant dated January 8, 1998.

       (nn) Employment Agreement dated January 9, 1998 between the Registrant and IMCOR concerning Robert E. Hoffman.

       (oo)    Letter from Cacomm, Inc. to the Registrant dated April 24,1998.