Form 10-Q
period 1998-03-31
MAGNAVISION CORPORATION
filed 1998-06-18
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

The number of shares of Registrant's Common Stock outstanding on May 20, 1998 was 1,154,390.

Documents Incorporated by Reference: None.

PART I.    Financial Information

Item 1.    Financial Statements
           Consolidated Balance Sheet - March 31, 1998 and December 31, 1997

           Consolidated Statement of Operations for the first quarters ended March 31, 1998 and March 31, 1997.

           Consolidated Statements of Stockholders' Deficiency For The Period December 31, 1997 to March 31, 1998.

           Consolidated Statements of Cash Flows for the first quarters ended March 31, 1998 and March 31, 1997.

           Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.   Other Information

ITEM 1.  FINANCIAL INFORMATION

MAGNAVISION CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                               March 31            December 31
ASSETS                                                                           1998                 1997
------                                                                           ----                 ----
                                                                             (UNAUDITED)
CURRENT ASSETS
     Cash                                                                      100,064               141,546
     Trade Accounts and Other Receivables                                      241,023               236,375
     Prepaid Expenses                                                            8,516                 8,516
                                                                             -------------------------------
          Total Current Assets                                                 349,603               386,437
                                                                             -------------------------------

PROPERTY AND EQUIPMENT
     Property and Equipment at Cost                                          2,005,759             1,944,558
     Less:  Accumulated Depreciation                                          (840,675)             (748,375)
                                                                             -------------------------------
          Net Property and Equipment                                         1,165,084             1,196,183

OTHER ASSETS
     Shareholder Loans Receivable                                               43,810                43,810
     Prepaid lease expense                                                     623,942               650,684
     Deferred financing cost,  net of accumulated amortization                 127,575               145,496
     Deposits                                                                   21,970                 4,553
                                                                             -------------------------------

TOTAL ASSETS                                                                 2,331,984             2,427,163
                                                                             ===============================


LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
-------------------------------------------------

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                                     438,857               443,717
     Deferred Revenues                                                         221,154               214,490
     Current Portion of Long-Term Debt                                           4,225                 4,225
     Income Taxes Payable                                                          741                   741
     Line of Credit                                                            485,005               405,295
                                                                             -------------------------------
          Total Current Liabilities                                          1,149,982             1,068,468

LONG-TERM LIABILITIES
    Term Loan                                                                  105,468               105,468
     Security Deposits Payable                                                 152,065               152,065
     Long-Term Debt                                                              5,769                 6,041


Commitments and contingencies

     Series A Preferred Stock 9,850,000
          shares authorized; issued and outstanding, 5,000,000               4,521,605             4,498,456
        shares
SHAREHOLDERS' DEFICIENCY
     Series B Preferred Stock,  150,000 shares                                 131,889               131,889
         authorized; issued and outstanding, 131,889 shares
     Common Stock, $0.08 par value - 10,000,000 shares
          authorized; issued and outstanding, 1,154,390 shares
          in March 31,1998 and 1,152,510 shares December 31, 1997               92,350                92,200
     Additional Paid-In Capital                                              3,880,601             3,876,991
     Accumulated Deficit                                                    (7,707,745)           (7,504,415)
                                                                             -------------------------------
Total Shareholder's Deficiency                                              (3,602,905)           (3,403,335)
                                                                             -------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                               2,331,984             2,427,163
                                                                             ===============================

See accompanying notes to unaudited consolidated financial statements.      F-2

MAGNAVISION CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                                                          Three months ended March 31
                                                                           1998                 1997
                                                                           ----                 ----
REVENUES
     Gross Revenues                                                      534,090               406,658
     Cost of Sales                                                       219,740               129,118
                                                                        --------              --------
     GROSS PROFIT                                                        314,350               277,540

OPERATING EXPENSES
     Salaries                                                            139,375               157,172
     Depreciation                                                         92,300                45,173
     General and Administrative Expenses                                 227,460               181,328
                                                                        --------              --------
TOTAL OPERATING EXPENSES                                                 459,135               383,673

OPERATING LOSS                                                          (144,785)             (106,133)

OTHER INCOME (expense)
     Interest expense                                                    (38,763)             (139,944)
     Interest Income                                                       7,532                 7,614
                                                                        --------              --------
          Total other income (expense)                                   (31,231)             (132,330)


LOSS BEFORE PROVISION FOR INCOME TAXES                                  (176,016)             (238,463)

PROVISION FOR INCOME TAX                                                   4,166                 3,889
                                                                        --------              --------

NET LOSS                                                                (180,182)             (242,352)
                                                                        --------              --------

Preferred Stockholders Dividend Requirement                              100,000                  --
                                                                        --------              --------

Net loss to Common Stockholders                                         (280,182)             (242,352)
                                                                        --------              --------
Net Loss per Common Share Basic:

Loss before extraordinary item                                             (0.24)                (0.21)

Net loss                                                                   (0.24)                (0.21)

Weighted Average Shares used to Compute net loss per share:
Basic                                                                  1,154,244             1,152,387


See accompanying notes to unaudited consolidated financial statements.      F-3

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the period  December  31, 1997 to March 31,1998

                                            Series B                Common        Common   Additional
                                        Preferred Stock              Stock         Stock     Paid in  Accumulated Treasury  Total
                                             Shares      Amount     Shares(1)      Amount    Capital    Deficit   Stock     Equity

Balance, December 31,1997                   131,889      131,889    1,152,510      92,200   3,876,991  (7,504,415)  --  (3,403,335)

Common Stock Issued
Jan 1,1997 to March 31,1998                      --           --        1,880         150       3,610          --   --       3,760

Accretion of redeemable preferred stock                                                                   (23,148)         (23,148)

Net loss                                                                                                 (180,182)        (180,182)

                                           ---------------------------------------------------------------------------------------
Balance, March 31, 1998                     131,889      131,889    1,154,390      92,350   3,880,601  (7,684,597)  --  (3,602,905)








See accompanying notes to unaudited consolidated financial statements.      F-4

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                                                 Three months ended March 31
                                                                                                    1998              1997
                                                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                                    (180,182)           (242,352)
     Adjustments to Reconcile Net Loss to Net Cash
          Depreciation                                                                             92,300              45,173
          Amortization of deferred financing cost                                                  17,921              17,601
          Amortization of channel lease prepayments                                                26,742              26,742
          Changes in Assets and Liabilities:
               (Increase) in Trade Accounts and
                     Other Receivables                                                             (4,648)            (23,583)
               Increase in Deposits                                                               (17,417)                 --
               (Decrease) Increase in Accounts Payable and
                    Accrued Expenses                                                               (4,859)            125,942
               Increase (Decrease) in Security Deposits Payable                                        --               2,289
               Deferred Charges                                                                        --              15,423
               Increase (Decrease) in Deferred Revenues                                             6,664                  --
                                                                                                  ---------------------------
                              Net cash used in operating activities                               (63,479)            (32,765)

CASH FLOWS FROM INVESTING ACTIVITIES
             (Increase) loan to  shareholders                                                          --                (621)
             Purchase of property and equipment                                                   (61,201)            (49,238)
                                                                                                  ---------------------------
                            Net cash used in investing activities                                 (61,201)            (49,859)

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds of notes payable - Senior Debt                                                           --               9,141
     Payments of  Long term debt                                                                     (272)               (942)
     Decrease in Due to Shareholders                                                                   --              (8,000)
     Proceeds from Issuance of Common Stock                                                         3,760                 707
     Proceeds from Issuance Access Capital Line of Credit                                          79,710                  --
                                                                                                  ---------------------------
                          Net cash (used in) provided by financing activities                      83,198                 906

                                  Net increase (decrease) in cash and cash equivalents            (41,482)            (81,718)
                                                                                                  -------             -------
    Cash and cash equivalents beginning of period                                                 141,546             164,296
    Cash and cash equivalents end  of period                                                      100,064              82,578



See accompanying notes to unaudited consolidated financial statements.      F-5

Notes to Unaudited Consolidated Financial statements

1.       Summary of Significant Accounting Policies:

The accompanying Consolidated Financial Statements include the accounts of Magnavision Corporation ("the Parent") and its wholly owned subsidiaries, (collectively the "Company"), the most significant of which are Magnavision Corporation (New Jersey), Magnavision Private Cable, Inc. and Magnavision Wireless Cable, Inc. In the opinion of management, all adjustments necessary for a fair presentation of financial statements have been included. Such adjustments consisted only of normal reoccurring items. The consolidated financial statements for the quarters ending March 31, 1998 and March 31, 1997 are unaudited and should be read in conjunction with the consolidated annual financial statements and notes thereto for the year ending December 31, 1997.

2.       Line of Credit

In September 1997 the Company and Access Capital, Inc. agreed to a $1,250,000 three year revolving line of credit to be used to expand the Company's private cable business. As of March 31, 1998 the Company had borrowed $485,005 under the line of credit. Interest is payable currently under the line of credit at prime rate plus five and one-half percent (the contract rate) and all outstanding amounts are payable in September 2000. The line is secured with the lender by a pledge of private cable contracts and all other Company assets. In addition the lender received 138,536 warrants at an exercise price of $2.00 per share to purchase approximately 4% of the Company's stock on a fully diluted basis. The warrants contain a put and call option in the event that the Company sells a significant asset. The put option requires the Company to purchase a percentage of the lenders' warrants as required by a formula outlined in the amended agreement. This option can only be exercised upon the sale of a significant asset of the Company or change of control. Conversely, the call option allows the Company to purchase all the outstanding warrants at a price set by the formula stated above. The cost of either the put or call option can not be determined at this time since it is based upon the value of a sale of a significant asset which cannot be assured.

Subsequent to the fiscal year ended December 31, 1997, the Company had not met certain non-monetary working capital covenants under the Agreement and the lender instituted the default interest rate, such rate is two and one-half percent over the contract rate. As a result, the outstanding balance has been classified as a current liability in the accompanying balance sheet. The lender has continued to lend funds under the Agreement. The Company requested a waiver thereof together with a separate working capital advance.

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

3.       Equity Transaction

During the first quarter of 1998 warrant holders exercised warrants to purchase 1,880 shares of common stock at $2.00 per share.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         All of the Company's current revenues are derived from its private cable operations. The wireless channel capacity operations have not commenced; therefore, no revenue has been derived from the wireless operation.

         The Registrant and its wholly owned subsidiary, Magnavision Private Cable, Inc., began service in February 1992 to various colleges and senior living centers facilities in the New York/New Jersey area utilizing direct satellite technology. This involves the use of antennas which are installed at the facility and then separately wired on a room-by-room basis. As of March 31, 1998, the Company has long-term agreements with 38 facilities under which it is currently providing service to students and patients through outlets in rooms and common areas at such institutional facilities. In May 1998, the Company entered into an Agreement with Fordham University pursuant to which the Company agreed to service approximately 3,000 students with a data delivery system using the existing cable television distribution system located at certain facilities. This service will commence in the fall of 1998. The Company expects additional contracts to be signed in the near future and is in the process of installing additional outlets which it intends to complete by year end. The majority of the facilities using the Company's private cable service are in New Jersey and

New York, but the Company's market area currently reaches from North Carolina to Massachusetts and west to Wisconsin.

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


First Quarter 1998 Compared to First Quarter 1997

         For the first quarter 1998, gross profits increased $36,810 over the first quarter of 1997. The increase was primarily a result of the outlets that went on line in September of 1997.

         Total operating expenses increased $75,462 in the first quarter of 1998 when compared to the first quarter 1997. General and Administrative expenses and depreciation accounted for the increase. Depreciation represents the increased property and equipment and the general and administrative expense represents additional consulting fees.

         Interest expense decreased $101,181 in the first quarter of 1998 when compared to the first quarter 1997. This decrease is due to the exchange of senior debt to redeemable preferred stock in 1997 offset slightly by the interest for the line of credit in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         For the quarter ending March 31, 1998, total cash decreased by $41,482. The cash used in operating activities decreased by $63,479 due to operating losses and increased required deposits.

         Cash used in investing activities was $61,201 and was used to purchase cable television equipment to increase the outlet count.

         Cash flow from financing activities was $83,198 substantially representing the proceeds of the line of credit.

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

         Since the inception of its cable service in 1992, the Company has experienced operating losses and negative cash flow. In addition, at March 31, 1998 the Company had a shareholder deficit.

         The Company's capital commitments at March 31, 1998 include capital to construct facilities at the Department of Education of the Archdiocese of New York (the "Archdiocese") and capital to place on line private cable systems with institutions it has contracts with. The Company also has signed a long term agreement with Fordham University to supply a data system for the University. In connection with this contract the school has issued notes for the purchase of part of this system. The Company intends to borrow the funds under its proposed restructured line of credit to complete the project. The Company has not commenced operation of a wireless system, and to do so will require substantial additional funding.

         In addition, the Company is exploring various strategic alternatives relating to it's Channel Lease Agreement with the Archdiocese including potential strategic alliances, joint ventures or a sale or other disposition of the Company's rights under such agreement. Also, management believes that the continued expansion of the Company's private cable operations should produce positive cash flows in the future. However, no assurances can be given that the Company will be able to borrow any such funds under the revolving credit line, to successfully accomplish the strategic alternatives relating to the Channel Lease Agreement, or expand the private cable operations to produce positive cash flows, on a timely basis or at all.

         In September 1997, the Company and Access Capital, Inc. agreed to a $1,250,000 three year revolving line of credit to be used to expand the Company's private cable business. As of March 31, 1998, the Company had borrowed approximately $485,005 under the line of credit. Interest is payable currently at the default rate of prime plus 8% and is current. The line is secured by a pledge of private cable contracts and all other Company assets. The lender received warrants at an exercise price of $2.00 per share to purchase approximately 4% of the Company's stock on a fully diluted basis.

         At March 31, 1998, the Company was not in compliance with the working capital and other covenants under the line of credit and such defaults continue through the date hereof. In connection therewith, the Company requested a waiver thereof together with a separate working capital advance.

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


                                               /s/ Jeffrey Haertlein
Date   June 18, 1998                           ------------------------
                                                   Jeffrey Haertlein