Form 10-Q
period 1998-06-30
MAGNAVISION CORPORATION
filed 1998-08-14
CIK 802781

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACTS OF 1934


Commission File No. 33-9030

                            MAGNAVISION CORPORATION
            (exact name of registrant as specified in its charter)

DELAWARE                                                     22-2741313
--------------------------------------------------------------------------
(State or other jurisdiction                                (IRS Employer
of incorporation)                                       Identification No.)

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

The number of shares of Registrant's Common Stock outstanding on July 9, 1998 was 1,154,390.
Documents Incorporated by Reference: None.

PART I.  Financial Information

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets - June 30, 1998 and December 31, 1997

Condensed Consolidated Statements of Operations - Three and Six months ended June 30, 1998 and 1997.

Condensed Consolidated Statements of Stockholders' Deficiency - Period December 31, 1997 to June 30, 1998.

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1998 and 1997.

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. Other Information

ITEM 1.  FINANCIAL INFORMATION

MAGNAVISION CORPORATION & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          June 30             December 31
ASSETS                                                                                      1998                  1997
                                                                                            ----                  ----
                                                                                         (UNAUDITED)
CURRENT ASSETS
     Cash                                                                                  101,547               141,546
     Trade Accounts and Other Receivables                                                  172,243               236,375
     Prepaid Expenses                                                                        8,516                 8,516
                                                                                         -------------------------------
          Total Current Assets                                                             282,306               386,437
                                                                                         -------------------------------

PROPERTY AND EQUIPMENT
     Property and Equipment at Cost                                                      2,369,564             1,944,558
     Less:  Accumulated Depreciation                                                      (933,375)             (748,375)
                                                                                         -------------------------------
          Net Property and Equipment                                                     1,436,189             1,196,183

OTHER ASSETS
     Shareholder Loans Receivable                                                           43,810                43,810
     Prepaid lease expense                                                                 597,200               650,684
     Deferred financing cost,  net of accumulated amortization                             114,378               145,496
     Deposits                                                                                3,764                 4,553
                                                                                         -------------------------------
TOTAL ASSETS                                                                             2,477,647             2,427,163



LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                                                 404,604               443,717
     Deferred Revenues                                                                     562,963               214,490
     Current Portion of Long-Term Debt                                                       4,225                 4,225
     Income Taxes Payable                                                                      741                   741
     Term Loan                                                                             105,468               105,468
                                                                                         -------------------------------
          Total Current Liabilities                                                      1,078,001               768,641

LONG-TERM LIABILITIES
     Line of Credit                                                                        585,005               405,295
     Security Deposits                                                                     152,065               152,065
     Long-Term Debt                                                                          5,032                 6,041



Commitments and contingencies

     Series A Preferred Stock 9,850,000
          shares authorized; issued and outstanding, 5,000,000                           4,544,753             4,498,456
          shares, net of unamortized discount
SHAREHOLDERS' DEFICIENCY
     Series B Preferred Stock,  150,000 shares                                             131,889               131,889
         authorized; issued and outstanding, 131,889 shares
     Common Stock, $0.08 par value - 10,000,000 shares authorized; issued and outstanding, 1,154,390 shares in June 30,1998 and 1,152,510 shares
          December 31, 1997                                                                 92,350                92,200
     Additional Paid-In Capital                                                          3,880,601             3,876,991
     Accumulated Deficit                                                                (7,992,049)           (7,504,415)
                                                                                         -------------------------------
Total Shareholder's Deficiency                                                          (3,887,209)           (3,403,335)
                                                                                         -------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                           2,477,647             2,427,163
                                                                                         =========             =========

See accompanying notes to unaudited condensed consolidated
financial statements.                                                      F-2

    MAGNAVISION CORPORATION & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED)

                                                                      Six months ended June 30        Three months ended June 30
                                                                        1998            1997              1998            1997
                                                                        ----            ----              ----            ----
REVENUES
     Gross Revenues                                                   960,555          727,461          426,465          320,803
     Cost of Sales                                                    363,860          248,804          144,120          119,686
                                                                     --------         --------         --------         --------
     GROSS PROFIT                                                     596,695          478,657          282,345          201,117

OPERATING EXPENSES
     Salaries                                                         298,941          308,774          159,566          151,602
     Depreciation                                                     185,000          112,604           92,700           49,830
     General and Administrative Expenses                              490,139          471,070          262,679          289,742
                                                                     --------         --------         --------         --------

TOTAL OPERATING EXPENSES                                              974,080          892,448          514,945          491,174

OPERATING LOSS                                                       (377,385)        (413,791)        (232,600)        (290,057)

OTHER INCOME (expense)
     Interest expense                                                 (74,804)        (181,846)         (36,041)         (59,503)
     Interest Income                                                   15,033           15,392            7,501            7,778
                                                                     --------         --------         --------         --------
          Total other income (expense)                                (59,771)        (166,454)         (28,540)         (51,725)


LOSS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM        (437,156)        (580,245)        (261,140)        (341,782)

PROVISION FOR INCOME TAX                                                4,181            3,890               15                1
                                                                     --------         --------         --------         --------

LOSS BEFORE EXRAORDINARY ITEM                                        (441,337)        (584,135)        (261,155)        (341,783)
                                                                     --------         --------         --------         --------

EXTRAORDINARY ITEM - LOSS ON EXTINGUISHMENT OF DEBT                        --          275,844                           275,844
                                                                     --------         --------                          --------

NET LOSS                                                             (441,337)        (859,979)        (261,155)        (617,627)
                                                                     --------         --------         --------         --------

Preferred Stockholders Dividend Requirement                           200,000           57,778          100,000           57,778

Net loss to Common Stockholders                                      (641,337)        (917,757)        (361,155)        (675,405)


Net Loss per Common Share Basic:
Loss before extraordinary item                                          (0.56)           (0.56)           (0.31)           (0.35)
Extraordinary item                                                         --            (0.24)              --            (0.24)
Net loss                                                                (0.56)           (0.80)           (0.31)           (0.59)

Weighted Average Shares used to Compute net loss per share:
Basic                                                               1,154,317        1,152,482        1,154,390        1,152,575



See accompanying notes to unaudited condensed consolidated
financial statements.                                                     F-3


                                MAGNAVISION CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                For the period December 31, 1997 to June 30,1998
                                                 (UNAUDITED)

                                Series B                    Common        Common     Additional
                            Preferred Stock                 Stock         Stock       Paid in    Accumulated      Total
                                 Shares        Amount      Shares(1)      Amount      Capital     Deficit        Equity
Balance, December 31,1997       131,889       131,889     1,152,510       92,200    3,876,991   (7,504,415)   (3,403,335)

Common Stock Issued
Jan 1, 1997 to June 30, 1998         --            --         1,880          150        3,610           --         3,760

Accretion of Warrants                                                                              (46,297)      (46,297)

Net loss                                                                                          (441,337)     (441,337)

                               ------------------------------------------------------------------------------------------
Balance, June 30, 1998          131,889       131,889     1,154,390       92,350    3,880,601   (7,992,049)   (3,887,209)




See accompanying notes to unaudited condensed consolidated
financial statements.                                                      F-4

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (UNAUDITED)

                                                                                                     Six months ended June 30
                                                                                                        1998            1997
                                                                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                                        (441,337)        (859,979)
     Adjustments to Reconcile Net Loss to Net Cash provided by (used in) operating activities
          Extraordinary item                                                                               --          275,844
          Depreciation and Amortization                                                               185,000           95,003
          Amortization of deferred financing costs                                                     31,118           17,601
          Amortization of channel lease prepayments                                                    53,484           53,484
          Changes in Assets and Liabilities:
               Decrease in Trade Accounts and
                     Other Receivables                                                                 64,132           30,452
               Decrease in Prepaid Expenses                                                                --            1,000
               Decrease in Deposits                                                                       789               --
               (Decrease) increase in Accounts Payable and
                    Accrued Expenses                                                                  (39,113)         216,408
               Increase in Security Deposits                                                               --           13,629
               Increase (decrease) in Deferred Revenues                                               348,473          (92,156)
                                                                                                     --------         --------
                              Net cash provided by (used in) operating activities                     202,546         (248,714)

CASH FLOWS FROM INVESTING ACTIVITIES
             Increase in loan to  shareholders                                                             --              483
             Purchase of property and equipment                                                      (425,006)        (262,818)
                                                                                                    --------------------------
                            Net cash used in investing activities                                    (425,006)        (262,335)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments of  Long term debt                                                                       (1,009)          (1,742)
     Decrease in Due to Shareholders                                                                       --           (8,000)
     Proceeds of Issuance of Preferred Stock, net                                                          --          863,811
     Proceeds from Issuance of Common Stock                                                             3,760              707
     Proceeds from Issuance of Access Capital line of credit                                          179,710               --
                                                                                                    --------------------------
                          Net cash provided by financing activities                                   182,461          854,776

                                  Net (decrease) increase in cash                                     (39,999)         343,727
                                                                                                     --------         --------
    Cash beginning of period                                                                          141,546          164,296
    Cash end  of period                                                                               101,547          508,023


See accompanying notes to unaudited condensed consolidated
financial statements.                                                    F-5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1.  Summary of Significant Accounting Policies:

The accompanying Condensed Financial Statements include the accounts of Magnavision Corporation ("the Parent") and its wholly owned subsidiaries, (collectively the "Company"), the most significant of which are Magnavision Corporation (New Jersey), Magnavision Private Cable, Inc. and Magnavision Wireless Cable, Inc. In the opinion of management, all adjustments necessary for a fair presentation of financial statements have been included. Such adjustments consisted only of normal reoccurring items. The condensed financial statements for the quarters ending June 30, 1998 and June 30, 1997 are unaudited and should be read in conjunction with the Company's consolidated annual financial statements and notes thereto for the year ending December 31, 1997. Effective at the end of June, the Company merged Accu-Trek, Inc. and University Connection, Inc. into Magnavision Corporation (New Jersey). These subsidiaries had no assets, liabilities or operations therefore, the transaction had no impact on the Company's financial statements.

2. Exchange of Senior Subordinated Notes into Redeemable Preferred Stock

On May 8, 1997, the Company agreed with its lenders to exchange its senior subordinated notes into redeemable preferred stock. Under the terms thereof, the Company's outstanding subordinated notes, aggregating approximately $4.1 million, together with accrued interest and detachable warrants, were exchanged for $5 million of 8% redeemable preferred stock due December 31, 2002. In connection with the exchange the note holders received 1,826,932 warrants to purchase up to 58% of the common stock on a fully diluted basis at an exercise price of $2.00 per share after the Company effected a 1-for-20 reverse stock split, and have the right, which they have exercised, to elect the majority of the Board of Directors. This resulted in a change in control of the Company. The agreement also requires the warrant holders to surrender up to 10% of their stock on a fully diluted basis, if, as and when certain liquidity events occur. In addition, warrant holders have the right to require the Company to repurchase the warrants under certain conditions. The value of the warrants was estimated at $555,556 and represents a discount to the face value of the redeemable preferred stock. The cost of the put can not be determined at this time since it is based upon the value of a sale of significant asset which cannot be assured. Also, one of the warrant holders has entered into a management service agreement with the Company.

In connection with the exchange, the lenders agreed to issue one year unsecured notes totaling $105,468 with interest at 10% payable at maturity. The Company and the Preferred Stockholders further agreed to extend the maturity of the unsecured notes to May 8, 1999. The Company wrote off the unamortized deferred finance costs related to the subordinated notes, which has been classified as an extraordinary item in the accompanying financial statement.

3.  Line of Credit

In September 1997 the Company and Access Capital, Inc. agreed to a $1,250,000 three-year revolving line of credit to be used to expand the Company's private cable business. As of June 30, 1998 the Company had borrowed $585,005 under the line of credit. Interest is payable currently under the line of credit at prime rate plus five and one-half percent (the contract rate) and all outstanding amounts are payable in September 2000. The line is secured with the lender by a pledge of private cable contracts and all other

Company assets. In addition the lender received 138,536 warrants at an exercise price of $2.00 per share to purchase approximately 4% of the Company's stock on a fully diluted basis. The warrants contain a put and call option in the event that the Company sells a significant asset. The put option requires the Company to purchase a percentage of the lenders' warrants as required by a formula outlined in the amended agreement. This option can only be exercised upon the sale of a significant asset of the Company or change of control. Conversely, the call option allows the Company to purchase all the outstanding warrants at a price set by the formula stated above. The cost of either the put or call option can not be determined at this time since it is based upon the value of a sale of a significant asset which cannot be assured.

Subsequent to fiscal year ended December 31, 1997, the Company had not met certain non-monetary working capital covenants under the Agreement and the lender instituted the default interest rate, such rate is two and one-half percent over the contract rate. As a result, the outstanding balance has been classified as a current liability in the accompanying balance sheet. The lender has continued to lend funds under the Agreement. The Company requested a waiver thereof together with a separate working capital advance.

Effective July 3, 1998 the company and BSB Bank and Trust Company entered into an agreement to refinance its existing credit line and supply working capital. Pursuant thereto, Magnavision borrowed the sum of $2.5 million dollars which bears interest at a fixed rate of 10% per annum and has a 5 year term. Installments of principal plus interest, payable in arrears, will be made in accordance with an agreed upon schedule. The loan was utilized to refinance existing debt and the remaining approximately $1.9 million will be used to finance the completion of outstanding contracts for private cable television service at various locations and to complete the Fordham University Internet distribution system currently under contract. BSB Bank & Trust Company also granted the Company a $500,000 line of credit, to be used for future installations of private cable systems and general corporate purposes. This line of credit will be at an interest rate of prime plus 1.5% payable monthly and will mature in 2 years. In connection with the above transaction BSB Bank & Trust Company received warrants to purchase approximately 4% of MagnaVision's issued and outstanding capital stock on a fully diluted basis.


4.  Equity Transaction

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

The Registrant and its wholly owned subsidiary, Magnavision Private Cable, Inc., began service in February 1992 to various colleges and senior living centers facilities in the New York/New Jersey area utilizing direct satellite technology. This involves the use of antennas, which are installed at the facility and then separately wired on a room-by-room basis. As of June 30, 1998, the Company has long-term agreements with 38 facilities under which it is currently providing service to students and patients through outlets in rooms and common areas at such institutional facilities. In May 1998, the Company entered into an Agreement with Fordham University pursuant to which the Company agreed to service approximately 3,000 students with a data delivery system using the existing cable television distribution system located at certain facilities. This service will commence in the fall of 1998. The Company expects additional contracts to be signed in the near future and is in the process of installing additional outlets, which it intends to complete by year end. The majority of the facilities using the Company's private cable service are in New Jersey and New York, but the Company's market area currently reaches from North Carolina to Massachusetts and west to Wisconsin.

Many colleges and senior living centers in the United States do not have cable television, but the current trend is for these institutions to install cable television. Management believes that this trend, coupled with the fact that the Company can offer cable services normally not provided by the traditional wired cable companies, should result in significant subscriber expansion in the future. Each installation is comprised of a number of billing outlets. A billing outlet represents a hookup for a television. The Company collects revenue from each television on-line. For the most part, the colleges are on a nine-month billing cycle starting in September and ending in June of the subsequent year. The nursing homes and hospitals are on a 12-month billing cycle.

Six Months Ending June 30, 1998 Compared to Six Months Ending June 30, 1997

For the six months ending June 30, 1998 gross profit increased $118,038 over the six months ending June 30, 1997. The increase was primarily a result of increased outlets on line in September 1997.

Total operating expenses increased $81,632 in the six months ending June 30, 1998 when compared to the six months ending June 30, 1997. Depreciation represented $72,396 of the increase and relates to the purchase of additional equipment. General and administrative expenses account for the balance of the increase and includes increased consulting fees in 1998.

Interest expense decreased $107,042 in the first six months of 1998 when compared to the first six months of 1997. This decrease is due to the exchange of senior debt for redeemable preferred stock in 1997 offset by the interest for the line of credit in 1998.

The extraordinary item was for the write off of deferred financing costs upon the extinguishment of debt after the conversion to redeemable preferred stock in the second quarter of 1997.

Second Quarter 1998 Compared to Second Quarter 1997

For the second quarter 1998, gross profits increased $81,228 over the first quarter of 1997. The increase was primarily a result of the outlets that went on line in September

1997 and the addition of facilities in the first quarter of 1998.

Total operating expenses increased $23,771 in the second quarter of 1998 when compared to the second quarter 1997. Depreciation accounted for the majority of the increase and relates to increased property and equipment.

Interest expense decreased $23,462 in the second quarter of 1998 when compared to the first quarter 1997. This decrease is due to the exchange of senior debt for redeemable preferred stock in 1997 offset by the interest for the line of credit in 1998.

The extraordinary item was for the write off of deferred financing costs upon the extinguishment of debt after the conversion to redeemable preferred stock in the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ending June 30, 1998, total cash decreased by $39,999. The cash from operating activities was $202,546 mainly due to an increase in deferred revenues for the data system being built at Fordham offset by operating losses.

Cash used in investing activities was $425,006 and was used to purchase cable television and equipment to increase the outlet count and data system equipment for Fordham.

Cash flows from financing activities were $182,461 and primarily represent proceeds from the credit line.

For the six months ending June 30, 1997, total cash increased by $343,727. The net cash used in operating activities was $248,714 and is primarily due to operating losses.

Cash used in investing activities for the six months ended June 30, 1997 was $262,335 and related to the purchase of cable equipment to increase the outlet count.

Cash flows provided by financing activities was $854,776 for the six-month period ending June 30, 1997 which primarily represented the proceeds received in the conversion of outstanding debt to preferred stock.

Since the inception of its cable service in 1992, the Company has experienced operating losses and negative cash flows. In addition, at June 30, 1998 the Company had a shareholder deficit.

The Company's capital commitments at June 30, 1998 include capital to construct Facilities at the Department of Education of the Archdiocese of New York (the "Archdiocese") and capital to place private cable systems on line at institutions the company has contracts with. The Company has also signed a long-term agreement with Fordham University to supply a data distribution system for the University. In connection with this contract the University has issued notes for the purchase of part of this system.

The Company intends to borrow the funds under its proposed restructured line of credit to complete the project. The Company has not commenced operation of a wireless system, and will require substantial additional funding to do so.

In addition, the Company is exploring various strategic alternatives relating to its Channel Lease Agreement with the Archdiocese including potential strategic alliances, joint ventures or a sale or other disposition of the Company's rights under such agreement. Also, management believes that the continued expansion of the Company's private cable operations should produce positive cash flows in the future. However, no assurances can be given that the Company will successfully accomplish any strategic alternative related to the Channel Lease Agreement, or expand the private cable operations to produce positive cash flows, on a timely basis or at all.

In September 1997, the Company and Access Capital, Inc. agreed to a $1,250,000 three-year revolving line of credit to be used to expand the Company's private cable business. As of June 30, 1998, the Company had borrowed $585,005 under the line of credit. Interest is payable currently at the default rate of prime plus 8% and is current. The line is secured by a pledge of private cable contracts and all other Company assets. The lender received warrants at an exercise price of $2.00 per share to purchase approximately 4% of the Company's common stock on a fully diluted basis.

At June 30, 1998, the Company was not in compliance with certain covenants under the line of credit and such defaults continue through the date hereof. In connection therewith, the Company requested a waiver thereof together with a separate working capital advance. By letter dated May 8, 1998 Access Capital proposed a restructuring of the financial covenants, an increase in the line of credit to $3 million dollars and an increase in its warrant ownership of the Company, which the Company did not accept.

Effective July 3, 1998 the company and BSB Bank and Trust Company entered into an agreement to refinance its existing credit line and supply working capital. Pursuant thereto, Magnavision borrowed the sum of $2.5 million dollars which bears interest at a fixed rate of 10% per annum and has a 5 year term. Installments of principal plus interest, payable in arrears, will be made in accordance with an agreed upon schedule. The loan was utilized to refinance existing debt and the remaining approximately $1.9 million will be used to finance the completion of outstanding contracts for private cable television service at various locations and to complete the Fordham University Internet distribution system currently under contract. BSB Bank & Trust Company also granted the Company a $500,000 line of credit, to be used for future installations of private cable systems and general corporate purposes. This line of credit will be at an interest rate of prime plus 1.5% payable monthly and will mature in 2 years. In connection with the above transaction BSB Bank & Trust Company received warrants to purchase approximately 4% of MagnaVision's issued and outstanding capital stock on a fully diluted basis.

Management believes that inflation and changing prices will have a minimal effect on operations.

The above should be read in conjunction with the Company's condensed consolidated financial statements included elsewhere herein.

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

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      a) Exhibits
          None
      b) Reports on Form 8-K
          No Reports on Form 8-K were filed by the Company during the Quarter ending June 30, 1998

Pursuant to the Requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:    August 14, 1998                          ------------------------
                                                           Jeffrey Haertlein