Form 10-Q
period 1998-09-30
MAGNAVISION CORPORATION
filed 1998-11-12
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACTS OF 1934


Commission File No. 33-9030

                             MAGNAVISION CORPORATION
             (exact name of registrant as specified in its charter)

DELAWARE                                                      22-2741313
--------------------------------------------------------------------------------
(State or other jurisdiction                                 (IRS Employer
of incorporation)                                          Identification No.)

                      1725 ROUTE 35, WALL, NEW JERSEY 07719
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

The number of shares of Registrant's Common Stock outstanding on November 9, 1998 was 1,154,390.
Documents Incorporated by Reference: None.

INDEX

PART I.    Financial Information
           ---------------------

Item 1.    Financial Statements
           --------------------

Condensed Consolidated Balance Sheets - September 30, 1998 and December 31, 1997

Condensed Consolidated Statements of Operations - Three and Nine months ended September 30, 1998 and 1997.

Condensed Consolidated Statements of Stockholders' Deficiency - Period December 31, 1997 to September 30, 1998.

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 1998 and 1997.

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
           ---------------------------------------------------------------------

PART II.   Other Information
           -----------------

Item 6.    Exhibits and Reports
           --------------------

ITEM 1.  FINANCIAL INFORMATION

MAGNAVISION CORPORATION & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    September 30        December 31
ASSETS                                                                                   1998               1997
                                                                                         ----               ----
                                                                                      (UNAUDITED)
CURRENT ASSETS
     Cash                                                                                159,409          141,546
     Trade Accounts and Other Receivables                                                686,487          236,375
     Prepaid Expenses                                                                      5,167            8,516
                                                                                   -------------        ---------
          Total Current Assets                                                           851,062          386,437
                                                                                   -------------        ---------

PROPERTY AND EQUIPMENT
     Property and Equipment at Cost                                                    3,063,486        1,944,558
     Less:  Accumulated Depreciation                                                  (1,038,075)        (748,375)
                                                                                   -------------        ----------
          Net Property and Equipment                                                   2,025,411        1,196,183

OTHER ASSETS
     Shareholder Loans Receivable                                                         43,810           43,810
      Notes Receivable from Customer                                                     834,000             --
     Prepaid lease expense                                                               570,458          650,684
     Deferred financing cost,  net of accumulated amortization                              --            145,496
     Deposits                                                                             11,329            4,553
                                                                                   -------------        ---------

TOTAL ASSETS                                                                           4,336,070        2,427,163
                                                                                   =============        =========


LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts Payable and Accrued Expenses                                               606,202          443,717
     Deferred Revenues                                                                   296,694          214,490
     Current Portion of Long-Term Debt                                                     4,225            4,225
     Income Taxes Payable                                                                    741              741
     Current Portion of 5 Year Term Loan                                                 616,000             --
    Term Loan                                                                            105,468          105,468
                                                                                   -------------        ---------
          Total Current Liabilities                                                    1,629,331          768,641

LONG-TERM LIABILITIES
     Line of Credit                                                                         --            405,295
     Security Deposits                                                                   170,313          152,065
     Long-Term Debt                                                                        3,724            6,041
     5 Year Term Loan                                                                  1,884,000             --


Commitments and contingencies

Series A Preferred Stock 9,850,000
        shares authorized; issued and outstanding, 5,000,000                           4,567,901        4,498,456
        shares, net of unamortized discount.
SHAREHOLDERS' DEFICIENCY
     Series B Preferred Stock,  150,000 shares                                           131,889          131,889
         authorized; issued and outstanding, 131,889 shares.
     Common Stock, $0.08 par value - 10,000,000 shares
          authorized; issued and outstanding, 1,154,390 shares
           at September 30,1998 and 1,152,510 shares at December 31,1997                  92,350           92,200
     Additional Paid-In Capital                                                        3,880,601        3,876,991
     Accumulated Deficit                                                              (8,024,039)      (7,504,415)
                                                                                   -------------        ---------
Total Shareholder's Deficiency                                                        (3,919,199)      (3,403,335)
                                                                                   -------------        ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                         4,336,070        2,427,163
                                                                                   =============        =========



See accompanying notes to unaudited condensed consolidated financial statements.

MAGNAVISION CORPORATION & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED)

                                                        Nine months ended September 30              Three months ended September 30
                                                            1998            1997                        1998            1997
                                                            ----            ----                        ----            ----
REVENUES
     Gross Revenues                                      2,871,617        1,078,901                   1,911,062        351,440
     Cost of Sales                                       1,533,423          362,619                   1,169,563        113,815
                                                         ---------       ----------                   ---------      ---------
     GROSS PROFIT                                        1,338,194          716,282                     741,499        237,625

OPERATING EXPENSES
     Salaries                                              476,093          464,401                     177,152        155,627
     Depreciation                                          289,700          176,875                     104,700         64,271
     General and Administrative Expenses                   748,335          667,729                     258,196        196,659
                                                         ---------       ----------                   ---------      ---------

TOTAL OPERATING EXPENSES                                 1,514,128        1,309,005                     540,048        416,557

OPERATING INCOME (LOSS)                                   (175,934)        (592,723)                    201,451       (178,932)

OTHER INCOME (expense)
     Interest expense                                     (126,818)        (184,953)                    (52,013)        (3,107)
     Interest Income                                        22,532           25,082                       7,499          9,690
                                                         ---------       ----------                   ---------      ---------
          Total other income (expense)                    (104,286)        (159,871)                    (44,514)         6,583


LOSS BEFORE PROVISION FOR INCOME TAXES AND
EXTRAORDINARY ITEM                                        (280,219)        (752,594)                    156,937       (172,349)

PROVISION FOR INCOME TAX                                     4,181            3,989                          --            100
                                                         ---------       ----------                   ---------      ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                   (284,400)        (756,583)                    156,937       (172,449)
                                                         ---------       ----------                   ---------      ---------

EXTRAORDINARY ITEM-LOSS ON EXTINGUISHMENT
 OF DEBT                                                   165,779          275,844                     165,779             --
                                                         ---------       ----------                   ---------      ---------

NET LOSS                                                  (450,180)      (1,032,427)                     (8,842)      (172,449)
                                                         ---------       ----------                   ---------      ---------

Preferred Stockholders Dividend Requirement                300,000          157,778                     100,000        100,000
                                                         ---------       ----------                   ---------      ---------

Net loss to Common Stockholders                           (750,180)      (1,190,205)                   (108,842)      (272,449)
                                                         ---------       ----------                   ---------      ---------


Net Loss per Common Share Basic:
Income (Loss) before extraordinary item                      (0.51)           (0.79)                       0.05          (0.24)
Extraordinary item                                           (0.14)           (0.24)                      (0.14)            --
Net loss                                                     (0.65)           (1.03)                      (0.09)         (0.24)

Weighted Average Shares use to Compute net loss
 per share:
Basic                                                    1,154,342        1,152,513                   1,154,390      1,152,576







See accompanying notes to unaudited condensed consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
              For the period December 31, 1997 to September 30,1998
                                   (UNAUDITED)

                                         Series B                     Common       Common    Additional
                                      Preferred Stock                  Stock        Stock      Paid in    Accumulated     Total
                                          Shares           Amount      Shares       Amount     Capital      Deficit       Equity
Balance, December 31,1997               131,889            131,889    1,152,510     92,200    3,876,991   (7,504,415)  (3,403,335)

Common Stock Issued
Jan 1,1998 to September 30,1998              --                 --        1,880        150        3,610           --        3,760

Accretion of Warrants                                                                                        (69,444)     (69,444)

Net loss                                                                                                    (450,180)    (450,180)

                                       --------            -------    ---------     ------    ---------   -----------  -----------
Balance, September 30, 1998             131,889            131,889    1,154,390     92,350    3,880,601   (8,024,039)  (3,919,199)








See accompanying notes to unaudited condensed consolidated financial statements.

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (UNAUDITED)

                                                                                               Nine  months ended September 30
                                                                                                   1998              1997
                                                                                                   ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                                    (450,180)        (1,032,427)
     Adjustments to Reconcile Net Loss to Net Cash used in operating activities
          Extraordinary item                                                                      165,779            275,844
          Depreciation and Amortization                                                           289,700            176,875
          Amortization of deferred financing costs                                                 31,121                 --
          Amortization of channel lease prepayments                                                80,226             80,226
          Changes in Assets and Liabilities:
              Increase in Trade Accounts and
                     Other Receivable                                                            (450,112)          (122,996)
               Decrease (increase) in Prepaid Expenses                                              3,350               (954)
               Increase in Deposits                                                                (6,776)               (50)
               Increase in Accounts Payable and
                    Accrued Expenses                                                              162,485            281,819
               Increase in Security Deposits                                                       18,248             38,631
               Increase (decrease) in Deferred Revenues                                            82,204             43,823
             Increase in notes receivable from customer                                          (834,000)                --
                                                                                               -----------        -----------
                              Net cash used in operating activities                              (907,956)          (259,209)

CASH FLOWS FROM INVESTING ACTIVITIES
             Increase in loan to  shareholders                                                         --                483
             Purchase of property and equipment                                                (1,118,928)          (571,547)
                                                                                               -----------        -----------
                            Net cash used in investing activities                              (1,118,928)          (571,064)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments of  Long term debt                                                                   (2,317)            (1,742)
     Payment of Access Capital line of credit, including penalty                                 (456,696)                --
     Decrease in Due to Shareholders                                                                   --             (8,000)
     Proceeds of Issuance of Preferred Stock, net                                                      --            863,811
     Proceeds from Issuance of Common Stock                                                         3,760                707
     Proceeds from Issuance of 5 Year Term Loan                                                 2,500,000                 --
                                                                                               -----------        -----------
                          Net cash provided by financing activities                             2,044,747            854,776

                                  Net increase in cash                                             17,863             24,503
                                                                                               -----------        -----------
    Cash beginning of period                                                                      141,546            164,296
    Cash end  of period                                                                           159,409            188,799








See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1.  Summary of Significant Accounting Policies:
-----------------------------------------------
The accompanying Condensed Financial Statements include the accounts of Magnavision Corporation ("the Parent") and its wholly owned subsidiaries, (collectively the "Company"), the most significant of which are Magnavision Corporation (New Jersey), Magnavision Private Cable, Inc. and Magnavision Wireless Cable, Inc. In the opinion of management, all adjustments necessary for a fair presentation of financial statements have been included. Such adjustments consisted only of normal reoccurring items. The condensed financial statements for the quarters ending September 30, 1998 and September 30, 1997 are unaudited and should be read in conjunction with the Company's consolidated annual financial statements and notes thereto for the year ending December 31, 1997. Effective at the end of June 1998, the Company merged Accu-Trek, Inc. and University Connection, Inc. into Magnavision Corporation (New Jersey). These subsidiaries had no assets, liabilities or operations therefore, the transaction had no impact on the Company's financial statements.

2.  Exchange of Senior Subordinated Notes into Redeemable Preferred Stock
-------------------------------------------------------------------------
On May 8, 1997, the Company agreed with its lenders to exchange its senior subordinated notes into redeemable preferred stock. Under the terms thereof, the Company's outstanding subordinated notes, aggregating approximately $4.1 million, together with accrued interest and detachable warrants, were exchanged for $5 million of 8% redeemable preferred stock due December 31, 2002. In connection with the exchange the note holders received 1,826,932 warrants to purchase up to 58% of the common stock on a fully diluted basis at an exercise price of $2.00 per share after the Company effected a 1-for-20 reverse stock split, and have the right, which they have exercised, to elect the majority of the Board of Directors. This resulted in a change in control of the Company. The agreement also requires the warrant holders to surrender up to 10% of their stock on a fully diluted basis, if, as and when certain liquidity events occur. In addition, warrant holders have the right to require the Company to repurchase the warrants under certain conditions. The value of the warrants was estimated at $555,556 and represents a discount to the face value of the redeemable preferred stock. The cost of the put can not be determined at this time since it is based upon the value of a sale of a significant asset which cannot be assured.

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

3.  Line of Credit
------------------
In September 1997 the Company and Access Capital, Inc. agreed to a $1,250,000 three-year revolving line of credit to be used to expand the Company's private cable business. Interest was payable currently under the line of credit at prime rate plus five and one-half percent (the contract rate) and all outstanding amounts were payable in September 2000. The line is secured with the lender by a pledge of private cable contracts and all other Company assets. In addition the lender received 138,536 warrants at an exercise price of $2.00 per share to purchase approximately 4% of the Company's stock on a fully diluted basis. The warrants contain a put and call option in the event that the Company sells a significant asset. The put option requires the Company to purchase a percentage of the lenders' warrants as required by a formula outlined in the amended agreement. This option can only be exercised upon the sale of a significant asset of the Company or change of control. Conversely, the call option allows the Company to purchase all the outstanding warrants at a price set by the formula stated above. The cost of either the put or call option can not be determined at this time since it is based upon the value of a sale of a significant asset which cannot be assured. The agreement with Access Capital, Inc. has been terminated, however the warrant and it's related terms remain outstanding.

Subsequent to fiscal year ended December 31, 1997, the Company had not met certain non-monetary working capital covenants under the Agreement and the lender instituted the default interest rate, such rate is two and one-half percent over the contract rate. The lender had continued to lend funds under the Agreement. The Company requested a waiver thereof together with a separate working capital advance.

On July 3, 1998 the Company and BSB Bank and Trust Company entered into an agreement to refinance the Company's existing credit line and supply working capital. Pursuant thereto, Magnavision borrowed the sum of $2.5 million dollars which bears interest at a fixed rate of 10% per annum and has a 5 year term. For the next 12 months, monthly installments of interest, plus 9 consecutive monthly payments of $24,000 of principal, payable in arrears, will be made in accordance with the agreed upon schedule starting October 1998 and one principal payment of $400,000 due June 15, 1999. The loan was utilized to refinance existing debt and the remaining approximately $1.9 million will be used to finance the completion of outstanding contracts for private cable television service at various locations and to complete the Fordham University Internet distribution system currently under contract. BSB Bank & Trust Company also granted the Company a $500,000 line of credit, to be used for future installations of private cable systems and general corporate purposes. This line of credit will be at an interest rate of prime plus 1.5% payable monthly and will mature in 2 years. In connection with the above transaction BSB Bank & Trust Company received 146,176 warrants to purchase approximately 4% of Magnavision's issued and outstanding capital stock on a fully diluted basis at an exercise price of $2.00 per share.


4.  Equity Transaction
----------------------
During the first quarter of 1998 warrant holders exercised warrants to purchase 1,880 shares of common stock at $2.00 per share.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------


RESULTS OF OPERATIONS
---------------------
All of the Company's current revenues are derived from its private cable operations. The wireless channel capacity operations have not commenced; therefore, no revenue has been derived from the wireless operation.

The Registrant and its wholly owned subsidiary, Magnavision Private Cable, Inc., began service in February 1992 to various colleges and senior living centers facilities in the New York/New Jersey area utilizing direct satellite technology. This involves the use of antennas, which are installed at the facility and then separately wired on a room-by-room basis. As of September 30, 1998, the Company has long-term agreements with 37 facilities under which it is currently providing service to students and patients through outlets in rooms and common areas at such institutional facilities. In May 1998, the Company entered into an Agreement with Fordham University pursuant to which the Company agreed to service approximately 3,000 students with a data delivery system using the existing cable television distribution system located at certain facilities. The agreement calls for the purchase and sale of equipment that was installed by Magnavision Corporation at a sale price of $1.4 million. The Company has also entered into a 5 year Service Agreement to provide Network Support and related equipment for Network Management. This service commenced in the fall of 1998. The Company expects additional contracts to be signed in the near future and is in the process of installing additional outlets, which it intends to complete by year end. The majority of the facilities using the Company's private cable service are in New Jersey and New York, but the Company's market area currently reaches from North Carolina to Massachusetts and west to Wisconsin.

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

Nine Months Ending September 30, 1998 Compared to Nine Months Ending September 30, 1997

For the nine months ending September 30, 1998 gross profit increased $621,912 over the nine months ending September 30, 1997. The increase was primarily a result of increased outlets on line in September 1998, the increase related to the data contract at Fordham and non-reoccurring revenue from the sale of installed equipment at various sites.

Total operating expenses increased $205,123 in the nine months ending September 30, 1998 when compared to the nine months ending September 30, 1997. Depreciation represented $112,825 of the increase and relates to the purchase of additional equipment. General and administrative expenses account for the majority of the remaining increase and includes increased consulting fees related to the Wireless assets and the Data Contract in 1998.

Interest expense decreased $58,135 in the first nine months of 1998 when compared to the first nine months of 1997. This decrease is due to the exchange of senior debt for redeemable preferred stock in 1997 partially offset somewhat by the interest on the line of credit in 1998.

The extraordinary item for 1997 was for the write off of deferred financing costs upon the extinguishment of debt after the conversion to redeemable preferred stock in the second quarter of 1997.

The extraordinary item for 1998 was the write off of deferred financing costs and a prepayment penalty after the pay off of the Access Capital line of credit.

Third Quarter 1998 Compared to Third Quarter 1997
-------------------------------------------------
For the third quarter 1998, gross profits increased $503,874 over the third quarter of 1997. The increase was a result of the television outlets that went on line in September 1998 and the increase from the data contract at Fordham and non-reoccurring revenue from the sale of installed equipment at various sites.

Total operating expenses increased $123,491 in the third quarter of 1998 when compared to the third quarter 1997. Depreciation accounted for $40,429 of the increase and relates to the purchase of additional property and equipment. General and administrative expenses account for the remaining increase and includes increased consulting fees in 1998 related to the Wireless assets and the Data Contract.

Interest expense increased $48,906 in the third quarter of 1998. This increase is due to the interest due on the term loan in 1998.

The extraordinary item was for the write off of deferred financing costs and a prepayment penalty upon the extinguishment of Access Capital line of credit after the Company obtained the new term loan.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
For the nine months ending September 30, 1998, total cash increased by $17,863. The cash used by operating activities was $907,956 mainly due to an increase in trade accounts and other receivables related to the data system being built at Fordham University and other cable television builds and the notes from Fordham University for the purchase of equipment.

Cash used in investing activities was $1,118,928 and was used to purchase cable television and equipment to increase the outlet count and data system equipment for Fordham.

Cash flows from financing activities was $2,044,747 and primarily represents proceeds from the term loan less the pay off of the Access Capital line of credit.

For the nine months ending September 30, 1997 total cash increased by $24,503. The net cash used in operating activities was $259,209 primarily due to operating losses.

Cash used in investing activities in the nine months September 30, 1997 was $571,064, and was related to the purchases of cable equipment to increase the outlet count of the private cable business.

Cash flows provided by financing activities in the nine months ending September 30, 1997 was $854,776 primarily representing the net proceeds received in connection with the conversion from debt to Redeemable Preferred Stock.

Since the inception of its cable service in 1992, the Company has experienced operating losses and negative cash flows. In addition, at September 30, 1998 the Company had a shareholder deficit.

The Company's capital commitments at September 30, 1998 include capital to construct a wireless facility at the Department of Education of the Archdiocese of New York (the "Archdiocese") and capital to place private cable systems on line at institutions the company has contracts with. The Company has also signed a long-term agreement with Fordham University to supply a data distribution system for the University. In connection with this contract the University has issued notes for the purchase of part of this system. The Company borrowed the funds under its term loan to complete the project. The Company has not commenced operation of a wireless system, and will require substantial additional funding to do so.

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

In September 1997, the Company and Access Capital, Inc. agreed to a $1,250,000 three-year revolving line of credit to be used to expand the Company's private cable business. Interest was payable currently at the default rate of prime plus 8%. The line was secured by a pledge of private cable contracts and all other Company assets. The lender received warrants at an exercise price of $2.00 per share to purchase approximately 4% of the Company's common stock on a fully diluted basis.

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

On July 3, 1998 the company and BSB Bank and Trust Company entered into an agreement to refinance its existing credit line and supply working capital. Pursuant thereto, Magnavision borrowed the sum of $2.5 million dollars which bears interest at a fixed rate of 10% per annum and has a 5 year term. Installments of principal plus interest, payable in arrears, will be made in accordance with an agreed upon schedule. The loan was utilized to refinance existing debt and the remaining approximately $1.9 million was used to finance the completion of outstanding contracts for private cable television service at various locations and to complete the Fordham University Internet distribution system. BSB Bank & Trust Company also granted the Company a $500,000 line of credit, to be used for future installations of private cable systems and general corporate purposes. This line of credit is at an interest rate of prime plus 1.5% payable monthly and will mature in 2 years. In connection with the above transaction BSB Bank & Trust Company received warrants to purchase 146,176 shares of MagnaVision's issued and outstanding capital stock on a fully diluted basis at an exercise price of $2.00 per share.

Management believes that inflation and changing prices will have a minimal effect on operations.

The above should be read in conjunction with the Company's condensed consolidated financial statements included elsewhere herein.

The Company recognizes the potential problems that may arise if its systems and operations are adversely impacted by problems related to "year 2000" system and software failures which can arise when dates go beyond the year 1999. The Company is in the process of assuring that its purchased software will be year 2000 compliant. In addition, the Company is surveying all it's major suppliers to determine the status and schedule for their year 2000 compliance. Where it believes that a particular supplier's situation poses unacceptable risk, the Company plans to find alternate sources during 1999. There can be no assurance, however, that there will not be a delay in, or increased cost associated with, the implementation of such changes which could have a material adverse effect on future operations.

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

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      a) Exhibits
         None
      b) Reports on Form 8-K
         No Reports on Form 8-K were filed by the Company during the Quarter ending September 30, 1998

Pursuant to the Requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 12, 1998                         /s/ Jeffrey Haertlein
                                                --------------------------
                                                Jeffrey Haertlein
                                                Principal Financial Officer
                                                a Duly Authorized Officer