Form 10-K
period 1998-12-31
MAGNAVISION CORPORATION
filed 1999-04-06
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                       ----------------------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to_______________________

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

The number of shares of Registrant's Common Stock outstanding on March 15, 1999 was 1,154,390.

Documents Incorporated by Reference:  None.

                                    P A R T I

ITEM 1.           BUSINESS

All common share amounts and prices presented in this report reflect the effects of the 1for 20 reverse split effected May 8, 1997.

THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THE EXHIBITS HERETO, RELATING TO MAGNAVISION CORPORATION'S FUTURE OPERATIONS MAY CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE "SECURITIES EXCHANGE ACT OF 1934", AS AMENDED. ACTUAL RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AND MAY BE AFFECTED BY A NUMBER OF FACTORS INCLUDING THE COMPANY'S ABILITY TO EXECUTE ITS PRIVATE CABLE OR WIRELESS PLAN, THE COMPANY'S ABILITY TO GENERATE REVENUE, THE ABILITY OF THE COMPANY TO COMPLETE PROJECTS, TO ATTRACT ONE OR MORE NEW STRATEGIC PARTNERS, THEIR WILLINGNESS TO ENTER INTO ARRANGEMENTS WITH MAGNAVISION CORPORATION ON A TIMELY BASIS AND THE TERMS OF SUCH ARRANGEMENTS, THE RECEIPT OF REGULATORY APPROVALS FOR ALTERNATIVE USES OF ITS MMDS SPECTRUM, THE COMMERCIAL VIABILITY OF ANY ALTERNATIVE USE OF MMDS SPECTRUM CONTEMPLATED BY THE COMPANY'S BUSINESS PLAN, CONSUMER ACCEPTANCE OF ANY NEW PRODUCTS OFFERED OR TO BE OFFERED BY MAGNAVISION CORPORATION, SUBSCRIBER EQUIPMENT AVAILABILITY, TOWER SPACE AVAILABILITY, ABSENCE OF INTERFERENCE AND THE ABILITY OF ITS COMPANY TO REDEPLOY OR SELL EXCESS EQUIPMENT, THE ASSUMPTIONS, RISKS AND UNCERTAINTIES SET FORTH BELOW IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE HEREIN, AS WELL AS OTHER FACTORS CONTAINED HEREIN AND IN THE COMPANY'S OTHER SECURITIES FILINGS. FURTHERMORE, THE FINANCING OBTAINED BY THE COMPANY TO DATE WILL NOT ENABLE IT TO MEET ITS FUTURE CASH NEEDS AS CONTEMPLATED IN THE BUSINESS PLAN.

GENERAL

Magnavision Corporation (the "Registrant" or the "Company") was incorporated under the name Yardley Ventures Inc. in Delaware on April 3, 1986 for the purpose of acquiring one or more potential businesses. Effective December 30, 1991, the Registrant acquired all of the issued and outstanding capital stock of Magnavision Corporation, a New Jersey corporation ("Magnavision - N.J."), in a tax-free, stock-for-stock acquisition. The shareholders of Magnavision - N.J. received newly issued shares of common stock in the Registrant for their Magnavision - N.J. shares. The newly issued shares constituted approximately 98% of the Registrant's outstanding common stock. In connection with the acquisition, the Registrant effected a one-for-400 reverse split of its common stock and changed its name to Magnavision Corporation. In addition, the board of directors of Magnavision - N.J. became the board of directors of the Registrant and Magnavision - N.J. became a wholly owned subsidiary of the Registrant.

The Registrant does no business and has no significant assets other than its stock in Magnavision - N.J. Unless otherwise specified herein, the terms "Magnavision" and the "Company" shall be deemed to refer to the Registrant and/or Magnavision - N.J.

In August 1995, the Company entered into a $5,000,000 lending facility with a bank and two Small Business Investment Companies. On June 3, 1996, the Company amended the Agreement with its lenders and at various times during 1996 and 1997, the Company, which had borrowed $4,062,932 and had issued senior subordinated notes in exchange therefore, had not met several covenants under this Agreement and failed to make its quarterly interest payment of $122,095. In May 1997, pursuant to an Exchange Agreement, the Company and its lenders agreed to exchange the entire $5 million of the lending facility for 8% redeemable preferred stock due in 2002. The then current loan balance, along with the unused balance of the $5 million line was exchanged for redeemable preferred stock, which has five-year mandatory redemption provisions, which are accelerated upon certain liquidity events. In connection with this transaction, all covenants and defaults under the former lending facility were waived. At closing, the Company drew down the balance of its line of approximately $800,000 after expenses. The Company issued redeemable preferred stock in the amount of $5 million, with an 8% preferred dividend, and issued additional warrants (New Warrants) to purchase additional shares of common stock, representing approximately 20% of the common stock at $2.00 per share after a 1-for-20 reverse stock split. The exercise price of the original issued warrants, $.27 and $.38 per share, was reduced to $.10 per share prior to such reverse stock split.

The preferred shareholders received a total of 1,826,932 warrants at an exercise price of $2.00 per share to purchase 58% of the Company's common stock, acquired the right to and have elected a majority of the Board of Directors, and thus have effected a change of control of the Company. In connection with the exchange, the Company issued a note to its lenders totaling $105,468. This note, bearing 10% interest, represented the interest due in May 1997. Both interest and principal were originally payable on May 8, 1998. At year end 1997, the redeemable preferred stockholders agreed to extend the maturity of the note to May 8, 1999 and at year end 1998 agreed to extend the maturity to May 8, 2000.

In September 1997, the Company and Access Capital, Inc. agreed to a $1,250,000 three-year revolving line of credit to be used to expand the Company's private cable business. At December 1997, the Company had borrowed approximately $405,000 under the line of credit. Interest was payable currently at the rate of prime plus 5.5% and was current. The lender received warrants at an exercise price of $2.00 per share to purchase approximately 4% of the Company's stock on a fully diluted basis.

Subsequent to the fiscal year ended December 31, 1997, the Company was not in compliance with the working capital and other covenants under the line of credit. The Company requested a waiver thereof together with a separate working capital advance. By letter dated May 8, 1998 Access Capital proposed a restructuring of the financial covenants, an increase in the line of credit to $3 million dollars and an increase in its warrant ownership of the Company. The Company elected not to accept the offer and paid back the loan on July 3, 1998.

On July 3, 1998 the Company and BSB Bank and Trust Company entered into an agreement to refinance the Company's existing credit line and supply working capital.

Pursuant thereto, Magnavision borrowed the sum of $2.5 million dollars which bears interest at a fixed rate of 10% per annum and has a 5 year term. The loan requires monthly installments of interest, plus 9 annual payments of principal, payable in arrears, in accordance with the agreed upon schedule starting October 1998. The loan was utilized to refinance existing debt and the remaining approximately $1.9 million was used to finance the completion of outstanding contracts for private cable television service at various locations and to complete the Fordham University data distribution system, and for working capital. BSB Bank & Trust Company also granted the Company a $500,000 line of credit, to be used for future installations of private cable systems and general corporate purposes. This line of credit will be at an interest rate of prime plus 1.5% payable monthly and will mature in 2 years. Interest and principal payments are current and the Company is in compliance with the loan covenants.

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

Since entering into the Channel Lease Agreement, the Company has conducted various marketing and engineering activities to facilitate the planned operation of a wireless system and, pursuant to the requirements of the Channel Lease Agreement, made an escrow deposit of approximately $900,000 to the Department in September 1995 which is to be utilized for system reconstruction. However, as of the date hereof, the Company has not commenced operation of a wireless system, and will require substantial additional funding in order to do so. There is no assurance that such funding will be available. The Company is, in conjunction with potential joint venture partners, exploring alternative use of the spectrum available to it under the Channel Lease Agreement. The Company is pursuing a business plan to develop high speed Internet access and private data delivery. There can be no assurance that there will be consumer demand for alternative use of the spectrum including Internet access services, that the Company will be able to compete against other providers, that the Company can attract and retain qualified personnel, that the Company can find a joint venture partner, or that the Company will be able to achieve profitability from such services in future years.

Apart from development of its wireless television system, the Company has been engaged, since 1992, in the business of offering a private cable television service to colleges, universities, nursing homes and hospitals throughout the East Coast of the United States.

PRIVATE CABLE BUSINESS

General

Private cable television service is a multi-channel subscription television service where the programming is received at a facility by satellite receiver and then transmitted via coaxial cable throughout private property, often multiple dwelling units ("MDUs"). Private cable companies operate under agreements with private landowners to service a specific MDU, institution, or commercial establishment.

As of January 31, 1998, the Company had long term (generally 5-10 year) agreements with a total of 41 institutions located primarily in the New York, New Jersey, Pennsylvania area, but extending as far north as Massachusetts, and as far south as North Carolina. For the year ended December 31, 1998, the Company generated approximately $3,652,389 of revenues, (which constituted 100% of the Company's total revenues for the year), from this business which included the sale of equipment to Fordham University. For the year ended December 31, 1998, revenues from Fordham University which utilized both a data system and the Company's private cable television services was 20% of the Company's principal source of revenues; no other institution accounted for more then 10% of the total revenues.

The Company has started offering a high-speed data system using cable modem technology to deliver data over the television cable system. The benefit of using this system is that an Institution can get high-speed data and internet access without the expense of rewiring the campus. The Company has successfully implemented this system at Fordham University. The Company intends to offer this service at other schools.

Since 1992, the Company has offered private cable television services to various colleges, universities and nursing home facilities, primarily in the northeastern United States. To date, the Company has entered into or been awarded contracts with 41 facilities. The Company believes that it has developed the necessary skills and "know-how" over time to deliver a quality product and that it has achieved a favorable reputation with its existing customer base. It also believes that this business can be expanded on a national basis with appropriate funding.

Agreements with Institutions

The Company has long-term agreements to provide service to 41 facilities used by students and patients, with approximately 15,000 outlets for television and 3,200 data drops.

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

The Company believes that the potential market for this segment of its business is, in the near term, located in the Eastern portion of the United States. Only a small portion of the Company's revenues to date include fees from advertisers.

Sales and Marketing

The Company's sales and marketing efforts in the private cable business, be it television or data system, have and will continue to focus primarily upon institutions with concentrated populations, such as colleges and universities with dormitories, nursing homes and other such locations. Institutional subscribers are asked to commit to long-term agreements. Some state institutions are prohibited from entering into long-term agreements, but the Company expects that once it has wired the subject facility and provided private cable television service the relationship will become one of long term duration.

Competition

The Company's competition in the residential private cable business consists of numerous private cable operators located throughout the United States, none of which is deemed to be a dominant factor. Among the private cable operators, the largest provider to colleges and universities appears to be Campus Televideo. In addition to this competition, any local cable operator as well as any other cable television programming distributor can service these institutions in direct competition with the Company. Many of these competitors are larger, have greater financial resources and have more personnel to devote to this business than does the Company. The Company believes, however, that its experience and "know-how" in this field and customer endorsements to potential clients will greatly assist the Company when competing for this business.

Regulation

The Telecommunications Act of 1996 (the "1996 Act") changed the rules with respect to the 1992 Cable Act's uniform rate requirement and MDUs (Multiple Dwelling Units). Prior to the adoption of the 1996 Act, franchised cable operators were required to offer uniform rates within franchise areas and with respect to bulk service contracts for MDUs. Now franchised cable operators may establish different rates across franchise areas in which they are subject to effective competition and may offer bulk service contracts to MDUs without any uniform pricing requirement, except that the franchised cable operator may not engage in predatory pricing, which concept is undefined in the 1996 Act.

The FCC has adopted a Final Rule and Order on inside wiring known as ICTA. This rule relates to MDU (multi-housing unit) and delineates procedures for MDUs to purchase the inside wire at the end of a cable contract. Under this rule the MDU will notify the current service provider at the end of the contract and the provider will choose to either sell, abandon or remove the inside wiring.

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

Two-way Services

In 1998, the FCC issued a report and order on two-way service for MMDS and ITFS. The order makes provisions for protected service areas for existing licensed MMDS and ITFS main transmitters, for booster stations, response stations, and response hubs within protected service areas, and new interference protection requirements among stations with potential co-channel or adjacent channel interfaces.

Wireless Business Plan

A typical wireless cable system consists of headend equipment at transmission locations and reception equipment at each subscriber location. Headend equipment includes microwave transmitters, antennas and other broadcast equipment, and headend equipment for reception of programming and or data, such as earth stations and satellite receivers or high-speed data lines. For downstream data transmission, headend equipment also includes routers, servers and Internet access lines, all known as an Internet Point-of-Presence (PoP). An Internet Service Provider (ISP) must also provide equipment for upstream data, such as routers and modems. Reception equipment consists of an antenna and frequency converter. A set-top converter is generally required for video reception. For data, a single or multiport wireless modem is required.

The Company intends to develop a digital wireless cable system with its ITFS leased spectrum as an alternative use of this spectrum including data and Internet access. Recent developments in technology and regulatory changes now allow ITFS spectrum to be used for high speed Internet access. The modems used at a receive site can receive data at speeds up to 27 MBPS, almost 1000 times faster than the typical modem used today (28.8 KBPS). Several operators are operating one-way Internet over their spectrum using the phone lines for the less demanding return path. The Company's business plan calls for one or more strategic partners to participate in the development and include a large portion of such expenditures to be borne by such partners. The Company believes there is a market for businesses, which require high speed Internet access and data in the New York market. However, Internet service over wireless is a newly developed business. The Company does not currently have the funds or partner(s) to implement such service and there is no assurance that the proposed service by the Company, if such funds were available, could be deployed in a commercially viable system.

Channel Lease Agreement

On August 20, 1990, the Company entered into the Channel Lease Agreement to lease from the Department the use of a portion of three (6 MHz) ITFS channels (a total of 18 MHz) located on seven different tower locations (a total of 126
MHz), with an option to utilize one additional 6 MHz ITFS channel also located on each of the seven tower locations when the Department obtains the necessary FCC approvals for such channels. Under the Channel Lease Agreement, the Company also leases three operationally fixed microwave service ("OFS") channels (serving as links between the ITFS tower sites), with an option for one additional OFS channel. The Channel Lease Agreement expires in January, 2004, although the Company has an option to extend the lease for five years if the FCC renews the Department's license. Following expiration of the option term (if extended) in 2009, the Company has a right of first refusal covering the leased channels. Extension and/or renewal of the Channel Lease Agreement is contingent upon FCC renewal of the Department's license for the channels, of which there can be no assurance.

The Company also paid a total of $180,600 in monthly royalties to the Department during 1998 and will be required to pay additional monthly royalties during 1999 through the expiration of the Channel Lease Agreement, equal to the greater of $17,984 plus five cents ($.05) per subscriber, or five (5) percent of the gross receipts per month, whichever is higher.

The Channel Lease Agreement includes the Company's right to use space leased to the Department at the seven transmission sites, including the Empire State Building, Staten Island, NY, Yonkers, NY, Loomis, NY, Rhinecliff, NY, Haverstraw, NY and Beacon, NY. Additional space is also available at all other locations owned or leased by the Department and can be made available to the Company by the Department for use in providing the Company's service. The Agreement provides for certain content restrictions on transmittal materials.

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

A new technology being deployed by the Telcos and CAPS is asynchronous digital subscriber line (ADSL). ADSL is intended to provide high-speed digital voice and data services over Telco local loop twisted pair service lines. This service requires a pre-conditioned ("clean") service line.

Local Telcos, CAPS and Internet service providers ("ISP") may also offer services using leased lines. These are available at a variety of data rates, beginning at Frame Relay (256 KBPS), T-1 (1.54 MBPS) and up to T-3 (45 MBPS). Leased lines may be available on an exclusive or shared use basis.

In addition to Bell Atlantic, the local RBOC, there are at least four major CAPS of telecommunications services that have proprietary fiber optic networks in the New York Market: WorldCom, MCI, RCN Corporation, and AT&T.

Cable Television Operators

Cable television companies have recently been offering cable modem service to their customers for Internet access. Cable modems operate at speeds similar to the wireless modems in that it sends data over a "television" channel. Cable modems may be either unidirectional or bi-directional.

Several of the country's largest cable operators have franchised cable systems in the greater New York Market. These include Time Warner Cable, Cablevision Systems, TCI Cable and Comcast Cablesystems. Some of these operators have been upgrading their CATV plant and deploying for digital video and data transmissions.

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

Other Wireless Multichannel Multipoint Distribution

CAI Wireless Systems, Inc. is the only other MMDS/ITFS provider operating in the New York Market and is believed to be offering high speed Internet access to customers. Cellular Vision, WinStar, and Telegent are also offering wireless data services in the New York market but are using a higher frequency of at least 28 GHz or higher.

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

Recently, legislation has been introduced in some states to authorize state and local authorities to impose on all video program distributors (including wireless cable distributors) a tax on the distributor's gross receipts comparable to the franchise fees cable operators' pay. While the proposals vary among states, the bills all would require, if passed, as much as 5% percent of gross receipts to be paid by wireless distributors to local authorities.

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

In March 1997, various wireless cable industry companies petitioned the FCC to permit the grant of applications for two-way transmission of interactive services over MDS and ITFS frequencies. The petition proposes rule changes, which would allow the FCC to routinely grant such licensees the right to implement two-way wireless services. There can be no assurance that the petition will be granted, or if granted, that the Company will be able to develop commercially successful products using two-way transmission.

1996 Telecommunications Act. In February 1996, Congress passed and the President signed into law the 1996 Act. Some of the provisions of the 1996 Act that directly affect wireless cable television operators are discussed below. Beyond those specific provisions, the 1996 Act contains provisions intended to increase competition in the telephone, radio, broadcast television, and hardwire and wireless cable television businesses. The long term effect of the 1996 Act cannot be determined at this time, although competition in the video programming delivery industry is likely to increase as a result of the adoption of the 1996 Act.

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

Pursuant to the 1996 Act, video-programming distributors, including wireless cable operators, will be required to provide closed-captioned video programming on a phased-in basis starting on January 1, 2000. Requirements to pass-through captions already contained in programming and to maintain captioning at 1997 levels became effective on January 1, 1998. Because ITFS programming as a class is exempt from captioning requirements, wireless cable operators that transmit such programming are not required to provide closed captioning.

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

Copyright. Under the federal copyright laws, permission from the copyright holder generally must be secured before a video program may be retransmitted. Under Section 111 of the Copyright Act, certain "cable systems" are entitled to engage in the secondary transmission of programming without the prior permission of the holders of copyrights in the programming. In order to do so, a cable system must secure a compulsory copyright license. Such a license comes into existence upon the filing of certain reports with the payment of certain fees to the U.S. Copyright Office. In 1994, Congress enacted the Satellite Home Viewer Act of 1994, which enables operators of wireless cable television systems to rely on the cable compulsory license under Section 111 of the Copyright Act.

TRADEMARKS, COPYRIGHTS, PATENTS

The Company holds no copyrights or patents but has received a federal service mark registration for the name Magnavision. The Company does not believe that these proprietary rights are material to its business.

PERSONNEL

The Company currently has a staff of 13 full time employees (2 in sales, 5 in installations and service, 1 in customer service and marketing, 3 in administration, and 2 in management) and various part time consultants, advisors and subcontractors, none of whom is a member of a union. The Company does not plan to expand its staff until it begins to generate sufficient revenue or receives funding to support expansion. The Company considers its relationship with its employees to be good.

MAJORITY SHAREHOLDER

Cacomm, Inc., a New Jersey corporation ("Cacomm"), is the majority shareholder of the Registrant. As of the date of this Form 10-K, the Company believes that Cacomm owns approximately 77.5% of the Registrant's outstanding common stock.

The Registrant has been advised that Cacomm is a 25% partner in a general partnership known as The Grand MMDS Alliance (the "Alliance"), a designated selectee of the FCC for four MMDS channels in the New York metropolitan market. The possibility exists that the Alliance could commence business in direct competition with the Registrant and the Registrant's former Chief Executive Officer, in his letter of resignation, indicated that he intends to launch such competitive activities. The Company believes that the Alliance has not commenced operations as of the date of this report. The Company continues periodic discussions with the Alliance (the other partners of which are unaffiliated with the Registrant) for the purpose of exploring various alternatives relating to the MMDS channels held by the Alliance. However, such discussions have not proven fruitful in the past, and there is no assurance that such discussions will be productive in the future.

ITEM 2.           PROPERTIES

The Registrant's principal offices are located at 1725 Highway 35, The Wedgewood Building, Wall, New Jersey, where it occupies approximately 1200 square feet under a lease agreement which expires in May 1999.

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

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                            STOCKHOLDER MATTERS

                  (a) The Common Stock has been trading in the over-the-counter market under the symbol "MAGV". The following table sets forth for the periods indicated the range of high and low bid quotations for the Company's Common Stock since January 1, 1997 as reported by the National Quotation Bureau, Inc. and as reported by the National Association of Securities Dealers composite feed or other qualified inter quotation dealer medium. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions. As trading in the Common Stock has historically been sporadic and in small volumes, the Company cannot assure that an active public trading market will develop or be sustained. All Closing Bids have been restated to reflect the effect of the 1 for 20 reverse stock split of May 1997.

                                             CLOSING BID
                    1997                         HIGH                     LOW
January 2nd through March 31st                   8.75                    1.25
April 1st through June 30th                      8.75                    4.60
July 1st through September 30th                  8.75                    1.50
October 1st through December 31st                2.25                    1.375

                    1998
January 2nd through March 31rd                  1.8125                   .9375
April 1st through June 30th                     1.0625                   .9375
July 1st through September 30th                  1.00                    .625
October 1st through December 31st                .625                    .4375


                  (b) As of December 31, 1998, according to the Registrant's transfer agent, the approximate number of holders of record of the Registrant's common stock was 505.

                  (c) The Registrant has never paid any cash dividends on its Common Stock and none are presently anticipated. Under the Company's agreements with its redeemable preferred stockholders and its principal lender, the Company is prohibited, without their consent, from declaring or paying any dividends on its Common Stock until the loans made by the lender have been repaid and the preferred stock is redeemed, in full. As of December 31, 1998, the Company had accumulated dividends of $657,778 on its 8% redeemable preferred stock . The Company is not required to pay dividends until the redemption date of May 2002, unless accelerated by certain liquidity events. The redeemable preferred stock will have a preference over the common stock as to any dividends that may be legally available for declaration and payment.

ITEM   6. SELECTED FINANCIAL DATA

The following is a summary of selected financial data. This data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8-Financial Statements and Schedules."



Income Statement Data
                                                                       Years Ended December 31

                                                 1998           1997           1996          1995           1994
                                                 ----           ----           ----          ----           ----

Revenues                                     $ 3,652,389    $ 1,607,049    $ 1,285,442    $   666,366    $   516,053

Loss Before Extraordinary Item               $  (428,409)   $(1,152,529)   $(1,411,509)   $  (844,493)   $  (531,863)

Extraordinary Item-Loss From
Extinguishment of Debt                       $   165,779    $   275,844    $      --      $      --      $      --

Net Loss                                     ($  594,188)   $(1,428,373)   $(1,411,509)   $  (844,493)   $  (531,863)


Redeemable Preferred Stock Dividend
Requirement                                  $   400,000    $   257,778    $      --      $      --      $      --

Accretion of Preferred Stock                 $    92,593    $    54,012    $      --      $      --      $      --
Net Loss Applicable to Common Stockholders
                                             $(1,086,781)   $(1,740,163)   $(1,411,509)   $  (844,493)   $  (531,863)


Basic & Diluted Loss Per Common Share From
Continuing Operations                        $      (.80)   $     (1.27)   $     (1.23)   $      (.66)   $      (.40)



Basic & Diluted Weighted Average Common
Shares Outstanding                             1,154,354      1,152,504      1,147,030      1,276,539      1,313,743


Balance Sheet Data                                                        At December 31,
                                                 1998           1997           1996          1995           1994
                                                 ----           ----           ----          ----           ----

Working Capital (Deficit)                    $  (366,026)   $  (682,031)   $(4,338,083)   $  (213,988)   $  (209,103)

Total Assets                                 $ 3,953,476    $ 2,427,163    $ 2,196,994    $(2,065,771)   $  (689,593)

Long Term Debt                               $ 1,899,468    $   111,509    $    10,563    $ 2,678,784    $    58,776

Redeemable Preferred Stock                   $ 4,591,049    $ 4,498,456    $     -        $     -        $     -

Stockholders' Equity (Deficit)               $(4,086,356)   $(3,403,335)   $(2,608,645)   $(1,272,472)   $    12,004

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

RESULTS OF OPERATIONS

All of the Company's current revenues are derived from its private cable operations, which now include data services. The wireless channel capacity operations have not commenced; therefore, no revenue has been derived from the wireless operation.

The Registrant and its wholly owned subsidiary began service in February 1992 to various colleges, nursing homes, and hospital facilities in the New York/New Jersey area utilizing direct satellite technology. This involves the use of antennas, which are installed at the facility and then separately wired on a room-by-room basis. The Company has long-term agreements with 41 facilities under which it is currently providing service to students and patients through approximately 15,000 outlets in rooms and common areas at such institutional facilities.

In the fall of 1998, the Company completed the installation and sale of the Data System at Fordham University and started to serve the University pursuant to which the Company has an agreement to serve over 3,200 students located at certain Fordham facilities with a data service using cable modems and the cable television network backbone.

The majority of the facilities using the Company's private cable service are in New Jersey and New York, but the market area currently reaches from North Carolina to Massachusetts and as far west as Wisconsin .

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

1998 vs. 1997

Net loss for 1998 was $594,188 compared to a net loss of $1,428,373 in 1997. The Company had an extraordinary item of $165,779 related to the extinguishment of debt to Access Capital, Inc. In 1998, the Company refinanced its debt with BSB Bank & Trust Company. The net loss from the private cable operation was $173,693 in 1998, compared to $889,289 in 1997. The reduction in the loss in 1998 was partially due to the profit on the sale of equipment to Fordham University. The loss from the Company's wireless cable for 1998 was $420,495 compared to $539,084 in 1997. The loss was related to expenses such as the channel lease expense, professional fees, engineering fees, and salaries.

Revenues increased $2,045,340 and gross profit increased $905,359 over last year. The increases were primarily a result of increased outlets on line in the fall of 1998, revenue related to the data contract at Fordham University, and non-reoccurring revenue from the installed equipment at various sites.

Operating expenses primarily consist of salaries, depreciation and amortization and general and administrative expenses. Operating expenses for 1998 was $2,099,008, an increase of $264,177 over 1997. Salaries accounted for $87,708 of the increase and deprecation represented $185,091 of the increase. The additional deprecation was related to the purchase of equipment.

Interest expense decreased to $184,425 in 1998 from $280,546 in 1997. The interest in 1997 includes interest for a partial year of senior debt over $4 million dollars prior to the conversion in June of 1997. In 1998 the Company incurred interest expense for Access Capital, Inc. and starting in July interest on $2.5 million for BSB Bank & Trust Company term loan.

The extraordinary item was the write-off of deferred financing cost and a prepayment penalty after the pay off of the Access Capital, Inc. line of credit after refinancing the existing debt with BSB Bank & Trust Company.

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

Interest expense decreased $185,796 to $280,546 in 1997 from $466,342 in 1996 due to the conversion of debt to redeemable preferred stock in May 1997. This has been slightly offset by a higher loan balance in 1997 prior to the conversion and for the new Access line of Credit in the fourth quarter.

The extraordinary item was for the write off of the deferred costs upon the extinguishment of the debt after the conversion to Redeemable Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Year Ending 1998

For the year ending December 31, 1998, total cash increased by $85,545. The net cash used in operating activities increased to $749,723 in 1998 compared to $447,166 in 1997. The primary reason for the increase was a note from Fordham for the payment of the data system which, the Company funded and installed.

The cash used in investing activities increased from $674,320 in 1997 to $1,136,172 in 1998. The funds were used primarily to purchase equipment used to increase the outlet count on the cable side and for the data system.

Net cash provided by financing activities increased from $1,098,736 in 1997 to $1,971,440 in 1998. Cash flow from financing activities in 1998 was principally from the proceeds of the BSB Bank term loan of which a portion was used to payoff the Access Capital, Inc. loan, both described below.

Year Ending 1997

For the year ending December 31, 1997, total cash decreased by $22,750. The net cash used in operating activities decreased to $447,166 in 1997 from $1,036,351. The primary reason for the decrease was decreased losses from operations and an increase in outstanding payables.

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

Liquidity and Capital

Since the inception of service in 1992, the Company has experienced operating losses, had been in default of certain provisions of its senior debt, and has negative cash flow. At December 31, 1998, the Company had a working capital deficiency and a shareholders' deficit.

The Company's capital commitments at December 31, 1998 include additional capital to construct facilities at the Department of Education of the Archdiocese of New York, capital to build the Monmouth and Ocean County ITFS channel sites, and capital to expand the number of institutions the Company is currently servicing in its private cable business, the payments required under the BSB Bank & Trust Company term loan, and the payment of the preferred shareholders principal and accumulated dividend due December 31, 2002 As of the date hereof, the Company has not commenced operation of a wireless system, and if it is executed, will require substantial additional funding in order to do so.

Both the private cable and the wireless cable industry require significant capital. The Company's plan for continued expansion requires substantial capital investments and the availability of sufficient financing is essential to its plan. The Company has access to the BSB Bank & Trust Company line of credit, but after the line is exhausted, it may require additional funds for continued growth. Funds are required for start-up costs related to the wireless asset and are necessary to continue to build new institutional sites. The Company has incurred operating losses since inception and its cash flow from operating activities has been insufficient to cover its expenses.

Management plans to develop the ITFS spectrum with a strategic partner(s) willing to participate with the Company in the development of alternative uses of its ITFS spectrum. The Company's business plan related to ITFS spectrum is dependent upon the Company securing a strategic partner(s) for the capital resources required and the expertise of the internet of the business. There is no assurance that the Company will be able to secure additional financing or strategic relationships on terms or conditions satisfactory to the Company, or at all. Failure to obtain financing will have a material adverse effect on the Company. Also, there can be no assurance that, even with additional financing, the Company will be able to launch its alternative use of ITFS spectrum in a commercially successful manner.

The Company plans to meet short term liquidity requirements for the private cable business through funds available under the BSB Bank & Trust Company line of credit. In order for the Company's growth to exceed the current plan, it must find additional financing for both the private cable operations and its wireless plan. There can be no assurance that the Company will be able to obtain additional financing on a timely basis or at all.

Access Capital, Inc. Line of Credit

In September 1997, the Company and Access Capital, Inc. agreed to a $1,250,000 three year revolving line of credit to be used to expand the Company's private cable business.

At December 31, 1997, the Company had borrowed approximately $405,000 under the line of credit. Interest was payable currently at the default rate of prime plus 8%. The line was secured by a pledge of private cable contracts and other Company assets.

The lender received 138,536 warrants at an exercise price of $2.00 per share to purchase approximately 4% of the Company's stock on a fully diluted basis. This loan was paid off in July 1998.

BSB Bank & Trust Company Term Loan

On July 3, 1998, the Company and BSB Bank & Trust Company entered into an agreement to refinance its existing credit line and supply working capital. Pursuant thereto, the Company borrowed the sum of $2.5 million dollars which bears interest at a fixed rate of 10% per annum and has a 5 year term. Installments of principal plus interest, payable in arrears, will be made in accordance with the agreed upon schedule of which $634,000 is due in 1999. This loan was utilized to refinance existing debt and the remaining approximately $1.9 million was used to finance the completion of outstanding contracts for private cable television service at various locations, to complete the Fordham University Internet distribution system, and for working capital. BSB Bank & Trust Company also granted the Company a $500,000 line of credit, to be used for future installations of private cable systems and general corporate purposes. At this time the Company has not used any of this line. This line of credit is at an interest rate of prime plus 1.5% payable monthly and will mature in 2 years. In connection with the above transaction BSB Bank & Trust Company received warrants to purchase 146,176 shares of Magnavision's issued and outstanding capital stock on a fully diluted basis at an exercise price of $2.00 per share.

Exchange of Debt for Redeemable Preferred Stock

In August 1995, the Company entered into a $5 million lending facility with a bank and two small business investment companies. See "Item 13- Certain Relationships and Related Transactions" for further information with regard to the transactions described above.

As of December 31, 1996, the Company was not in compliance with several covenants under its senior debt agreement and, as of March 31, 1997, the Company did not make its quarterly interest payment of $122,095. On May 8, 1997, the Company agreed with its lenders to exchange its senior subordinated notes into redeemable preferred stock. Under the terms thereof, the Company's outstanding subordinated notes, aggregating approximately $4.1 million, together with accrued interest and detachable warrants, were exchanged for $5 million of 8% redeemable preferred stock due December 31, 2002. In connection with the exchange, the lenders also funded the Company the remaining balance on the existing line. In addition, the note holders received 1,826,932 warrants to purchase up to 58% of the common stock on a fully diluted basis at an exercise price of $2.00 per share after the Company effected a 1-for-20 reverse stock split, and have the right, which they have exercised, to elect the majority of the Board of Directors. This resulted in a change in control of the Company. The agreement also requires the warrant holders to surrender up to 10% of their stock on a fully diluted basis, if, as and when certain liquidity events occur. In addition, warrant holders have the right to require the Company to repurchase the warrants under certain conditions. This option can only be exercised upon the sale of an asset of the Company. The value of the warrants was estimated at $555,556 and represents a discount to the face value of the redeemable preferred stock.

The cost of the put can not be determined at this time since it is based upon the value of a sale of a significant asset which cannot be assured. Also, one of the warrant holders has entered into a management service agreement with the Company. See Item 10, "Directors and Executive Officers of the Registrant." Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 130, "Comprehensive Income" (SFAS 130), was issued in June 1997. SFAS 130 became effective for the Corporation's fiscal year 1998, and requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that all items defined as comprehensive income, including changes in the amounts of certain items, foreign currency translation adjustments, and gains and losses on certain securities, be shown in a financial statement. SFAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does not require that an amount representing total comprehensive income be reported in that statement. The adoption of SFAS 130 did not have a material effect on the Corporation's consolidated financial statements.

On January 1, 1998 the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for disclosures about segments of a Company and provides different information about the different type of business activities in which a Company engages and the different economic environments in which it operates. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". The adoption of SFAS 131 did not have an effect on the Corporation's financial statements at it operates in only 1 segment.

Inflation

Management believes that inflation and changing prices will have a minimal effect on operations. The above should be read in conjunction with the Company's consolidated financial statements included elsewhere herein.

Seasonality of Installation Activities

The Company installs most of its college and university subscribers over the summer because the institutions are, for the most part, vacant. Therefore, the Company experiences lower revenues and higher capital expenditures during the summer.

Year 2000

Management of the Corporation is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000" problem is the result of computer programs which were written using two digits rather than four to define the applicable year, which could cause certain systems to recognize the year 2000 as the year 1900. The Corporation has assessed its hardware, software, and other non-Information Technology ("IT") systems, and believes it has a plan in place to address year 2000 issues on a timely basis. The Corporation's management anticipates using primarily internal staff to identify, correct, and test the systems for year 2000 compliance, which, therefore, will not likely result in incremental costs, but rather will represent a redeployment of existing IT resources.

However, the Company is dependant upon suppliers that have not completed their review for year 2000 but have indicated that there is a plan in place to address year 2000 issues on a timely basis. The Company is reviewing alternative suppliers and is monitoring their progress. Although management of the Corporation anticipates completion of this project by the end of 1999, there can be no assurances of this. The Corporation does not expect the amounts required to be expensed related to correcting the year 2000 problem to have a material effect on its financial position or results of operations. If the modifications are not completed timely or suppliers are unable to deliver programming and alternative sources are not available, the year 2000 problem could have a material impact on the Corporation's ability to conduct its business.

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements of the Company, or industry results expressed or implied by such forward-looking statements. Such factors include among others, general economic and business conditions, which will, among other things, impact demand for the Company's services; changes in public taste, trends, and demographic changes; competition from other SMATV and/or cable companies, which may affect the Company's ability to generate revenues; political, social and economic conditions and laws, rules and regulations, which may affect the Company's results of operations; timely completion of construction projects.


ITEM 7 (a).       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  No effect


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

                                                                                          Director or
Name                          Age       Position                                         Officer Since
----                          ---       --------                                         -------------

Robert E. Hoffman             54        Director, Chairman, President (1) (2)                1998

Nicholas Mastrorilli, Jr.     37        Vice President                                       1991

Jeffrey Haertlein             51        Chief Financial Officer                              1996

Keith Heilos                  36        Vice President                                       1991

Brian Mastrorilli             30        Vice President                                       1991

Evan Wildstein                28        Director (1) (2) (3) (4)                             1997

Geoffrey Thompson             58        Director (4)                                         1997

George Zombek                 35        Director (4)                                         1997

Kevin Falvey                  42        Director (1) (2) (3) (4)                             1997


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

The Registrant received a letter dated April 24, 1998 from Cacomm removing Nicholas Mastrorilli, Jr. and Patrick Mastrorilli as designees of Cacomm to the Registrant's Board of Directors. The letter indicated that Cacomm would, in the near future, appoint replacement designees. Such designees, if not from existing management, must be reasonably acceptable to the preferred stockholders. By letter dated February 5, 1999 Cacomm recommended the appointment of Mr. Joseph
M. Carlino as director. As of March 31, 1999, Mr. Carlino has not been seated as a Director.

(1)      Member of Executive Committee.

(2) Member of Audit Committee. The Audit Committee assists the Board of Directors in fulfilling its responsibilities with respect to the Company's accounting and financial reporting activities.

(3) Member of Compensation Committee. The Compensation Committee determines the compensation to be paid by the Company to its officers.

(4) Messrs. Wildstein and Thompson and Messrs. Zombek and Falvey are representatives of KOCO Capital Company, LP ("KOCO") and IBJS Capital Company, Inc. ("IBJS") respectively, and serve on the Registrant's Board of Directors pursuant to the terms of a certain Stockholders Agreement dated as of May 8, 1997 between the Registrant, KOCO, IBJS, Cacomm and Nicholas Mastrorilli, Sr. The Stockholders Agreement provides for the Registrant to have a Board of Directors consisting of not more than seven (7) persons, of which, so long as KOCO and IBJS own 20% or more of the fully diluted common stock, such investors shall each have the right to designate two (2) directors and so long as Cacomm holds 20% or more of the fully diluted common stock, it has the right to designate three (3) directors that are members of the registrant's management or are approved by KOCO and IBJS. Cacomm, pursuant to such agreement, previously designated Robert E. Hoffman, Nicholas Mastrorilli, Jr. and Patrick Mastrorilli its designees to serve on Registrant's Board of Directors. As noted above, by letter dated April 24, 1998, Cacomm removed Nicholas Mastrorilli, Jr. and Patrick Mastrorilli as its designees to be members of the Board of Directors. Should there be an increase in the size of the Board of Directors, KOCO and IBJS have the right to designate additional directors such that their nominees at all times constitute a simple majority of the Board of Directors. The parties to the Stockholders Agreement also agreed to appoint one KOCO director and one IBJS director to serve on the Audit, Compensation and Executive Committees of the Board of Directors and one management director to serve on the Compensation and Executive Committees of the Board of Directors. As a result of the implementation of the Stockholders Agreement, a change in control of the Registrant has been effected. Reference is made to the Exhibits attached as part of this Form 10-K for additional information contained in the Exchange Agreement and the Stockholders Agreement of May 8, 1997.

The directors and officers, other than Mr. Hoffman, who serves pursuant to the terms of the Employment Agreement described in Item 11, Executive Compensation, will hold office until the next annual meeting of shareholders and directors, respectively, or until their successors are duly elected and qualified. Nicholas Mastrorilli, Jr. and Brian Mastrorilli are brothers. Nicholas Mastrorilli, Sr. is their father and is the controlling shareholder of Cacomm.

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

From January of 1993 through June of 1994, Mr. Hoffman was Vice President, Engineering for Cincinnati Microwave, Inc., a domestic manufacturer of specialty consumer electronics and communication products. Prior thereto and from July of 1986 through December 1992, he was President of Comband Technologies, Inc., a supplier of systems, equipment and services to the wireless (microwave) cable television industry. Mr. Hoffman received a Bachelors and a Masters degree in Electrical Engineering from Rensselaer Polytechnic Institute in 1966 and 1971, respectively.

Nicholas Mastrorilli, Jr., has been Vice President since April of 1991. Mr. Mastrorilli, Jr. has also served as Vice President and Director of Cacomm, Inc. from April 1991 to April 1998. He was responsible for all the Company's financial matters until December 1995. He is now responsible for marketing and sales to senior living facilities with respect to the Company's private cable television service and Project Management responsibilities for the installation of new systems for the Company. Effective March 26, 1999 Mr. Mastrorilli resigned from the Company. The Company wishes him well in his pursuits.

Jeffrey Haertlein, was elected as the Company's Chief Financial Officer effective as of January 1, 1996 with responsibility for all of the Registrant's financial matters. Mr. Haertlein was previously Assistant Vice President of Midatlantic Corporation from 1978 to 1995 with responsibility for financial planning and reporting for such bank holding company and its various subsidiaries. Prior thereto and from 1977 to 1978 Mr. Haertlein was employed by Chase Manhattan Bank in the capacity of Internal Auditor. Mr. Haertlein received a B.A. degree from Monmouth College in accounting/marketing.

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

Brian J. Mastrorilli, has been Vice President, Technical Operations since April 1991. He has also informed the Company that he has been a Vice President and Director of Cacomm, Inc. from April 1991 to the present. Mr. Mastrorilli is responsible for all the company's technical projects, including system design, construction coordination and FCC licensing of the private cable systems and design management of the cable modem systems.

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

Geoffrey Thompson, has been a Director of the Registrant since November 1997 as a representative of KOCO. Mr. Thompson, joined Kohlberg & Company as Principal in 1996 and resigned in 1998. Previously, he was managing partner of Norman Broadbent International (1995-1996), President of Nordeman Grimm (1993-1994) and President/CEO of Marine Midland Banks, Inc. from 1981-1993. He holds a bachelor's degree from Columbia College (1963) and an MBA degree from Harvard University (1967).

George Zombek, has been a Director of the Registrant since June 1997 as a representative of IBJS, a Small Business Investment Company and a wholly-owned subsidiary of IBJ Whitehall Financial Group. Mr. Zombek is Chief Operating Officer of IBJS and joined such firm in 1997. Prior thereto and from its inception in 1995, Mr. Zombek was a principal at Canterbury Mezzanine Capital, a mezzanine finance fund. From 1992 through 1995, Mr. Zombek was affiliated with the BZW Mezzanine Group and briefly during such period with its Mergers and Acquisitions Group. Mr. Zombek received an MBA degree in Finance from University of Chicago in 1989 and a BA degree from New York University in 1985.

Kevin Falvey, has been a Director of the Registrant since November 1997 as a representative of IBJS. Mr. Falvey joined IBJS in November 1997. From 1992 to February 1997 Mr. Falvey was a Vice President of CIT Group/Equity Investments, Inc. Prior thereto and from 1986 to 1991, he was Managing Director of Manufacturers Hanover Capital Partners, Inc. Mr. Falvey received an MBA degree, with distinction, from New York University in 1987 and a B.B.A. degree from the University of Massachusetts in 1978.


ITEM 11. EXECUTIVE COMPENSATION

Set forth below is the aggregate remuneration paid or accrued by the Company during the years ended December 31, 1998, 1997 and 1996 to the Company's Chief Executive Officer. No other executive officer of the Company received salary and bonus aggregating in excess of $100,000 in any of those years.

The Company currently does not have significant agreement with any of its officers.

                           SUMMARY COMPENSATION TABLE

   Name and Principal Position            Year             Salary      Bonus
   ---------------------------            ----             ------      -----

Robert E. Hoffman (1)                     1998            $ 74,038     $15,000

Nicholas Mastrorilli, Sr. (2)             1997            $109,800           0

Nicholas Mastrorilli, Sr.                 1996            $112,067           0

(1) Effective January 8, 1998, the Company entered into an agreement with Robert E. Hoffman.

      Pursuant thereto, Mr. Hoffman has agreed to act as Chairman, President and Chief Executive Officer of the Registrant, for which service an executive search firm will be paid the sum of $17,500 monthly together with additional amounts if Mr. Hoffman became an employee on a long term basis. These payments are not reflected in the chart above .

      In June Robert E. Hoffman became an employee acting as Chairman, President, and Chief Executive Officer at an annual salary of $125,000 per year, annual living allowance of $2,000 per month until December 1998 and a $15,000 cash payment. Effective starting January 1, 1999, his annual salary is $175,000. He will participate in the bonus compensation program and he is to receive 150,000 options under the 1999 option plan at $1.00 per share.

(2) Effective as of January 8, 1998, Nicholas Mastrorilli, Sr. resigned as an officer, director and employee of the Registrant and its subsidiaries. In connection therewith, the Registrant agreed to continue Mr. Mastrorilli's base salary of $105,000 per annum and all health benefits up to the sum of $500.00 per month, until January 8, 1999.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    (a)     Security Ownership of Certain Beneficial Owners:

The following table contains information as of December 31, 1998 as to the beneficial ownership of shares of Common Stock of the Registrant of each person who, to the knowledge of the Registrant at that date, was the beneficial owner of 5% or more of its outstanding shares.

Name and Address of                     Amount and Nature of
 Beneficial Owner                       Beneficial Ownership         % of Class
-------------------                     --------------------         ----------

Cacomm, Inc.                                  894,889                   77.5
P.O. Box 163
Sea Girt, NJ  08750

KOCO Capital Company, LP                      730,773 (1)               38.8
111 Radio Circle
Mt. Kisco, NY  10549

IBJS Whitehall Capital Corporation          1,096,159 (2)               48.7
One State Street
New York, NY  10004

Access Capital, Inc.                          138,536 (3)               10.7
405 Park Avenue
New York, NY  10022

BSB Bank & Trust Company                      146,176 (4)               11.2
58-68 Exchange Street
Binghamton, NY  13902-1056


(1) Constitutes shares subject to currently exercisable warrants issued to KOCO Capital Company, LP.

(2) Constitutes shares subject to currently exercisable warrants issued to IBJS Whitehall Capital Corporation

(3) Constitutes shares subject to currently exercisable warrants issued to Access Capital, Inc.

(4) Constitutes shares subject to currently exercisable warrants issued to BSB Bank & Trust Company.

          (b)     Security Ownership of Management:

Set forth below is certain information, as of December 31, 1998, concerning the number and percentage of shares of Common Stock of the Registrant owned of record and beneficially by each officer and director of the Registrant and by all officers and directors as a group.

         Name of                       Amount of Nature of
     Beneficial Owner                  Beneficial Ownership         % of Class
     ----------------                  --------------------         ----------

Robert E. Hoffman                              5,000                     .4

Nicholas Mastrorilli, Jr.                     14,500 (1)                1.2

Brian Mastrorilli                             14,880 (2)                1.3

Keith Heilos                                  16,832 (3)                1.4

All officers and directors
    as a group (6 persons)                    51,212 (4)                4.3

(1) Constitutes shares subject to currently exercisable warrants held by Mr. Mastrorilli, Jr.

(2) Constitutes shares subject to currently exercisable warrants held by Mr. Mastrorilli.

(3)   Includes shares subject to currently exercisable warrants held by Mr.
      Heilos.

(4) Includes 46,132 shares subject to currently exercisable warrants held by all officers and directors. Excludes 1,826,932 shares subject to currently exercisable warrants held in the aggregate by IBJS Whitehall Capital Corporation and KOCO Capital Company, L.P., beneficial ownership of which is disclaimed by Messrs. Zombek and Falvey and by Messrs. Wildstein and Thompson, respectively, on behalf of IBJS Capital Company, Inc. and KOCO Capital Company, L.P.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As described in Part I of this Form 10-K, in August 1995, the Company obtained a $5,000,000 lending facility from IBJ Schroder Bank & Trust Co., IBJS Whitehall Capital Corporation and KOCO Capital Company, L.P. (the "Lenders").

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

On May 8, 1997 the Company and its lenders reached an agreement ("Exchange Agreement") to exchange their existing senior subordinated note financing for redeemable preferred stock ("Redeemable Preferred Stock"). The Registrant's outstanding subordinated notes, approximately $4,000,000, together with accrued interest and detachable warrants, were exchanged for $5,000,000 of 8% Redeemable Preferred Stock due December 31, 2002 and at the close thereof, the Company received the cash balance of the remaining line of credit (approximately $800,000).

The Redeemable Preferred Stock can be redeemed at the Company's option and has a mandatory redemption feature upon the occurrence of certain liquidity events. The holders of the Redeemable Preferred Stock have received warrants to purchase up to 58% of the common stock on a fully diluted basis at an exercise price of $2.00 per share after giving effect to a 1-for-20 reverse stock split. In addition, the warrant holders have the right to require the Company to repurchase certain of the warrants under certain conditions. In connection with the agreement, the warrant holders have the right to designate the majority of the directors of the Company and have exercised their right, which resulted in a change of control of the Registrant. As part of the Exchange Agreement, the prior lenders converted the accrued interest in the amount of $105,468 to one year notes at 10% interest, with interest and principal due and payable May 8, 1998. At year end the preferred stockholders agreed to extend the maturity of notes to May 8, 2000.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements. The following financial statements are included in
Part II, Item 8:
                                                                         Page

Report of Independent Auditors ........................................   F-1
Consolidated Balance Sheets as of December 31, 1998 and 1997  .........   F-2
Consolidated Statements of Operations for years ended
December 31, 1998, 1997 and 1996.......................................   F-3
Consolidated Statements of Stockholders' Deficiency for years
  ended December 31, 1998, 1997 and 1996 ..............................   F-4
Consolidated Statements of Cash Flows for years ended
  December 31, 1998, 1997 and 1996 ....................................   F-5
Notes to Consolidated Financial Statements ............................   F-6

(a) (2) Schedules. All schedules are omitted since the required information is either not applicable or not present in amounts sufficient to require submission of the schedule.

(a) (10) Exhibits


                                                                                  Page or
                                                                                  Document
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


                                                                                  Page or
                                                                                  Document
                                                                                  Incorporated
 No.        Description of Document                                               by Reference
 ---        -----------------------                                               ------------
       (b)  Amended License Agreement dated January                               Form 10-K
            6, 1994 between Magnavision Corporation                               dated 12/31/93
            and Department of Education, Archdiocese
            of New York

       (c)  Microcell Systems Corporation Agreement Form                          Form 10-K
            10-K dated December 15, 1993 dated 12/31/93                           dated 12/31/93

       (d)  Securities Purchase Agreement dated as of  August 25, 1995            Form 10-K
            among the Registrant, Magnavision  Corporation (N.J.),                dated 4/19/96
            IBJS Whitehall Capital Corporation, IBJ Schroder Bank & Trust
            Company and Koco Capital Company, L.P.

       (e)  Form of Senior Subordinated Note of the                               Form 10-K
            Registrant and Magnavision Corporation (N.J.)                         dated 4/19/96
            due February 26, 2001

       (f)  Form of Warrant to Purchase Shares of                                 Form 10-K
            Registrant's Form 10-K Common Stock expiring                          dated 12/31/93
            on August 26, 2003 dated 4/19/96

       (g)  Security Agreement and Collateral Assignment                          Form 10-K
            dated as of August 25, 1995 among                                     dated 4/19/96
            Magnavision Corporation (N.J.), University
            Connection, Inc. and IBJS Capital
            Corporation as agent

       (h)  Registration Rights Agreement dated as of                             Form 10-K
            August 25, 1995 among the Registrant and the                          dated 4/19/96
            investors listed therein

       (i)  Stockholders' Agreement dated as of August                            Form 10-K
            25, 1995 among the Registrant, the investors                          dated 4/19/96
            and the other parties listed therein

       (j)  Non-Competition Agreement dated as of August 25, 1995                 Form 10-K
            between Magnavision Corporation (N.J.) and                            dated 4/19/96
            Nicholas Mastrorilli, Sr.

       (k)  Indemnification Agreement dated as of August                          Form 10-K
            25, 1995 between the Registrant, Cacomm,                              dated 4/19/96
            Inc., and the investors listed therein

       (l)  Lockbox Service Agreement dated as of August                          Form 10-K
            25, 1995 among Magnavision Corporation                                dated 4/19/96
            (N.J.), University Connection, Inc., IBJS
            Whitehall Capital Corporation and IBJ
            Schroder Bank & Trust Company



                                                                                  Page or
                                                                                  Document
                                                                                  Incorporated
 No.        Description of Document                                               by Reference
 ---        -----------------------                                               ------------


       (m)  Amendment No. 1 dated as of June 3, 1996 to                           Form 10-K
            Securities Purchase Agreement dated as of August                      dated 4/19/96
            25, 1995 among the Registrant, Magnavision
            Corporation (N.J.), Magnavision Wireless Cable, Inc.,
            IBJS Whitehall Capital Corporation, IBJ Schroder Bank & Trust
            Company and Koco Capital Company, L.P.

       (n)  Amended and Restated Stockholders' Agreement                          Form 10-K
            dated as of June 3, 1996 among the                                    dated 4/19/96
            Registrant, Magnavision Corporation (N.J.),
            Magnavision Wireless Cable, Inc. and the
            investors and other parties listed therein

       (o)  Amendment No. 1 dated as of June 3, 1996 to                           Form 10-K
            the Registration Rights Agreement dated as                            dated 4/19/96
            of August 25, 1995 among the Registrant and
            the investors listed therein

       (p)  Amendment No. 1 dated as of June 3, 1996 to                           Form 10-K
            the Security Agreement and Collateral Assignment                      dated 4/19/96
            dated as of August 25, 1995 among Magnavision
            Corporation (N.J.) Magnavision Wireless Cable,
            Inc., Magnavision Private Cable, Inc., University
            Connection, Inc. and IBJS Whitehall Capital Corporation,
            as agent

       (q)  Amended and Restated Lockbox Service Agreement Form 10-K              Form 10-K
            dated as of June 3, 1996 among Magnavision dated 4/19/96              dated 4/19/96
            Corporation (N.J.), University Connection, Inc.,
            Magnavision Private Cable, Inc., IBJS Capital Corporation and
            IBJ Schroder Bank & Trust Company

       (r)  Pledge Agreement dated as of June 3, 1996 between Form 10-K           Form 10-K
            Magnavision Corporation (N.J.) and IBJS Capital dated 4/19/96         dated 4/19/96
            Corporation as agent

       (s)  Pledge Agreement dated as of June 3, 1996 between Form 10-K           Form 10-K
            Magnavision Corporation (N.J.) and IBJS Capital dated 4/19/96         dated 4/19/96
            Corporation as agent

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




                                                                                  Page or
                                                                                  Document
                                                                                  Incorporated
 No.        Description of Document                                               by Reference
 ---        -----------------------                                               ------------
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

       (x)  Irrevocable Proxy dated June 3, 1996 issued                           Form 10-K
            by Magnavision Corporation (N.J.) to IBJS                             dated 4/19/96
            Capital Corporation as agent

       (y)  Form of Amended and Restated Senior                                   Form 10-K
            Subordinated Notes dated June 3, 1996                                 dated 4/19/96

       (z)  Form of Warrant to Purchase Shares of                                 Form 10-K
            Registrant's Common Stock expiring on June                            dated 4/19/96
            4, 2004

       (aa)  Letter Agreement dated July 11, 1995 between the                     Form 10-K
              Registrant, Cacomm, Inc. and George S. Callas                       dated 4/19/96

       (bb)  Letter Agreement dated August 25, 1995 among the                     Form 10-K
              Registrant, Midlantic Bank, N.A. and George S. Callas               dated 4/19/96

       (cc)  Letter Agreement dated April 3, 1997 between the                     Form 10-K
              Registrant, KOCO Capital Company, L.P. and IBJS                     dated 4/19/96
              Capital Corporation

       (dd)   Form of Indemnification Agreement for executive officers and        Form 10-K
              directors                                                           dated 6/5/98

       (ee)   Exchange Agreement dated May 8, 1997 among the Registrant and       Form 10-K
              the investors listed therein.                                       dated 6/5/98

       (ff)   Stockholders Agreement dated May 8, 1997 among the Registrant       Form 10-K
              and the other parties listed therein.                               dated 6/5/98

       (gg)   Registration Rights Agreement dated May 8, 1997 among the           Form 10-K
              Registrant and the other parties listed therein.                    dated 6/5/98

       (hh)   Warrant to purchase shares of Common Stock                          Form 10-K
              dated May 8, 1997 among the Registrant and                          dated 6/5/98
              the other parties listed therein

       (ii)   Employment Agreements dated May 8 1997                              Form 10-K
              between the Registrant and Nicholas                                 dated 6/5/98
              Mastrorilli, Sr., Nicholas Mastrorilli,
              Jr., and Patrick Mastrorilli,
              respectively.



                                                                                  Page or
                                                                                  Document
                                                                                  Incorporated
 No.        Description of Document                                               by Reference
 ---        -----------------------                                               ------------
       (jj)   Management Agreement dated May 8, 1997                              Form 10-K
              between the Registrant and KOCO Capital                             dated 6/5/98
              Company, L.P.

       (kk)   Common Stock Purchase Warrant dated                                 Form 10-K
              September 10, 1997 issued by the                                    dated 6/5/98
              Registrant to the Lender listed therein.

       (ll)   Loan and Security Agreement dated                                   Form 10-K
              September 10, 1997 by and among the                                 dated 6/5/98
              Registrant, Access Capital, Inc. and the
              other parties listed therein.

       (mm)   Resignation letter from Nicholas                                    Form 10-K
              Mastrorilli, Sr. to the Registrant dated                            dated 6/5/98
              January 8, 1998.

       (nn)   Employment Agreement dated January 9, 1998                          Form 10-K
              between the Registrant and IMCOR                                    dated 6/5/98
              concerning Robert E. Hoffman.

       (oo)   Letter from Cacomm, Inc. to the Registrant                          Form 10-K
              dated April 24,1998.                                                dated 6/5/98


(21)   Subsidiaries of Registrant

(27)   Financial Data Schedule


       (b)    Form 8-K

              None



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on the Company's behalf by the undersigned, thereunto duly authorized.

                                            MAGNAVISION CORPORATION


DATE:   April 6, 1999                       By: /s/ Robert E. Hoffman
                                                -----------------------------
                                                 ROBERT E. HOFFMAN
                                                 Principal Executive Officer


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

Signature                       Title                           Date
---------                       -----                           ----
/s/ Robert E. Hoffman           CEO, President, Director        April 6, 1999
-------------------------
Robert E. Hoffman

/s/ George Zombek               Director                        April 6, 1999
-------------------------
George Zombek

/s/ Evan Wildstein              Director                        April 6, 1999
-------------------------
Evan Wildstein

/s/ Kevin Falvey                Director                        April 6, 1999
-------------------------
Kevin Falvey

/s/ Geoffrey Thompson           Director                        April 6, 1999
-------------------------
Geoffrey Thompson



                                    EXHIBITS

(10)   (pp)    Form of Promissory Note of the Company to BSB Bank & Trust
               Company Dated July 3, 1998

       (qq) Form of Loan Agreement dated as of July 3, 1998 between the Company and BSB Bank & Trust Company

       (rr) Form of Commercial Security Agreement dated July 3, 1998 between the Company and BSB Bank & Trust Company

       (ss) Form of Commercial Pledge and Security Agreement between the Company and BSB Bank & Trust Company dated July 3, 1998

       (tt) Form of Warrant to purchase shares of the Company's Common Stock expiring on July 3, 2008

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

                          Independent Auditors' Report



The Board of Directors and Shareholders
Magnavision Corporation:



We have audited the accompanying consolidated balance sheets of Magnavision Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the years in the three-year period ended December 31, 1998. these consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnavision Corporation and subsidiaries as of December 31, 1998 and 1997, and results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operation, and has a shareholders' deficiency which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                             KPMG LLP
Short Hills, New Jersey
March 5, 1999

ITEM 1.  FINANCIAL INFORMATION

MAGNAVISION CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER  31,1998 AND 1997

ASSETS                                                                        1998         1997
                                                                         -------------------------
CURRENT ASSETS
     Cash                                                                    227,091       141,546
     Trade Accounts and Other Receivables                                    276,203       236,375
     Notes receivable from customer                                          467,000          --
     Shareholder Loans Receivable                                             38,707          --
     Prepaid Expenses                                                          1,986         8,516
                                                                         -------------------------
          Total Current Assets                                             1,010,987       386,437
                                                                         -------------------------

PROPERTY AND EQUIPMENT
     Property and Equipment at Cost                                        3,077,185     1,944,558
     Less:  Accumulated Depreciation                                      (1,122,022)     (748,375)
                                                                         -------------------------
          Net Property and Equipment                                       1,955,163     1,196,183

OTHER ASSETS
     Shareholder Loans Receivable                                               --          43,810
     Notes receivable from customer , net of current portion                 441,271          --
     Prepaid lease expense                                                   543,716       650,684
     Deferred financing costs,  net of accumulated amortization                 --         145,496
     Deposits                                                                  2,339         4,553
                                                                         -------------------------

TOTAL ASSETS                                                               3,953,476     2,427,163



LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts Payable                                                        212,390       190,101
     Accrued Expenses                                                        169,384       136,616
    Accrued sevarance payments                                                  --         117,000
     Deferred Revenues                                                       354,596       214,490
     Current Portion of Long-Term Debt                                       640,642         4,225
     Income Taxes Payable                                                       --             741
     Line of Credit                                                             --         405,295
                                                                         -------------------------
          Total Current Liabilities                                        1,377,012     1,068,468


Security Deposits                                                            172,303       152,065
Long-Term Debt, net of current portion                                     1,899,468       111,509

Commitments and contingencies

Series A Preferred Stock, $1 par value, 9,850,000
       shares authorized; issued and outstanding, 5,000,000
        shares, net of unamortized discount                                4,591,049     4,498,456
SHAREHOLDERS' DEFICIENCY
     Series B Preferred Stock, $1 par value , 150,000 shares                 131,889       131,889
         authorized; issued and outstanding, 131,889 shares
     Common Stock, $0.08 par value - 10,000,000 shares
          authorized; issued and outstanding, 1,154,390 shares
          at December 31,1998 and 1,152,510 shares at December 31, 1997       92,350        92,200
     Additional Paid-In Capital                                            3,880,601     3,876,991
     Accumulated Deficit                                                  (8,191,196)   (7,504,415)
                                                                         -------------------------
Total Shareholder's Deficiency                                            (4,086,356)   (3,403,335)
                                                                         -------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                             3,953,476     2,427,163




          See accompanying notes to consolidated financial statements.

MAGNAVISION CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,1998, 1997 AND 1996


                                                                         1998           1997           1996

REVENUES
     Gross Revenues                                                  $ 3,652,389      1,607,049      1,285,442
     Cost of Sales                                                     1,817,546        677,565        526,654
                                                                     -----------------------------------------
     GROSS PROFIT                                                      1,834,843        929,484        758,788


     Salaries                                                            715,064        627,356        595,358
     Depreciation                                                        382,289        197,198        168,896
     General and Administrative Expenses                               1,001,655      1,010,277        983,079
                                                                     -----------------------------------------

TOTAL OPERATING EXPENSES                                               2,099,008      1,834,831      1,747,333

OPERATING LOSS                                                          (264,165)      (905,347)      (988,545)

OTHER INCOME (EXPENSES)
     Interest expense                                                   (184,425)      (280,546)      (466,342)
     Interest Income                                                      25,032         35,824         35,383
     Other                                                                  --            1,529          8,705
                                                                     -----------------------------------------
          Total other income (expense)                                  (159,393)      (243,193)      (422,254)


LOSS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM           (423,558)    (1,148,540)    (1,410,799)

PROVISION FOR INCOME TAXES                                                 4,851          3,989            710
                                                                     -----------------------------------------

LOSS BEFORE EXTRAORDINARY ITEM                                          (428,409)    (1,152,529)    (1,411,509)

EXTRAORDINARY ITEM -LOSS ON EXTINGUISHMENT OF DEBT                       165,779        275,844           --
                                                                     -----------------------------------------

NET LOSS                                                                (594,188)    (1,428,373)    (1,411,509)

Preferred Stockholders Dividend Requirement                              400,000        257,778           --
Accretion of preferred stock                                              92,593         54,012           --
                                                                     -----------------------------------------

Net loss to Common Stockholders                                      ($1,086,781)   ($1,740,163)    (1,411,509)


Net Loss per Common Share:

Loss from continuing operations                                           ($0.80)        ($1.27)        ($1.23)
Extraordinary item - loss on extinguishment of debt                       ($0.14)        ($0.24)          --
Net loss per common share: basic                                          ($0.94)        ($1.51)        ($1.23)

Weighted Average Common Shares used to Compute net loss per share:
Basic                                                                  1,154,354      1,152,504      1,147,030




See accompanying notes to consolidated financial statements.

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIENCY
THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                        Series B                                        Additional
                                                                     Preferred Stock               Common Stock          Paid in
                                                                  Shares        Amount       Shares         Amount       Capital

Balance, December 31,1995                                                                   1,368,473    $109,478       $3,988,571


Common Stock Issued                                                 --           --            15,067       1,205           74,131

Retirement of Common Stock held in Treasury                         --           --          (231,318)    (18,505)        (741,495)

Net loss

                                                             -----------------------------------------------------------------------
Balance, December 31,1996                                           --           --         1,152,222      92,178        3,321,207

Common Stock Issued
                                                                    --           --               354          28              679

Conversion of Shareholder loan to Series B Preferred Stock     131,889     $131,889

Allocation to Warrants Issued                                                                                              555,556

Purchase of Fractional Shares                                                                     (66)         (6)            (451)

Net loss

Accretion of preferred stock

                                                             -----------------------------------------------------------------------
Balance, December 31, 1997                                     131,889      131,889         1,152,510      92,200        3,876,991

Common Stock Issued
                                                                                                1,880         150            3,610

Net loss

Accretion of preferred stock

                                                             -----------------------------------------------------------------------
Balance, December 31, 1998                                     131,889     $131,889         1,154,390     $92,350       $3,880,601






MAGNAVISION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIENCY
THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                                                                           Total
                                                                  Accumulated          Treasury        Stockholders
                                                                     Deficit            Stock            Equity

Balance, December 31,1995                                         ($4,610,521)        ($760,000)      ($1,272,472)


Common Stock Issued                                                                                        75,336

Retirement of Common Stock held in Treasury                                             760,000                 0

Net loss                                                           (1,411,509)                         (1,411,509)

                                                             -------------------------------------------------------
Balance, December 31,1996                                          (6,022,030)              --         (2,608,645)

Common Stock Issued
                                                                          --                --                707

Conversion of Shareholder loan to Series B Preferred Stock                                                131,889

Allocation to Warrants Issued                                                                             555,556

Purchase of Fractional Shares                                                                                (457)

Net loss                                                           (1,428,373)                         (1,428,373)

Accretion of preferred stock                                          (54,012)                            (54,012)

                                                             -------------------------------------------------------
Balance, December 31, 1997                                         (7,504,415)              --        ($3,403,335)

Common Stock Issued
                                                                                                            3,760

Net loss                                                             (594,188)                           (594,188)

Accretion of preferred stock                                          (92,593)                            (92,593)

                                                             -------------------------------------------------------
Balance, December 31, 1998                                        ($8,191,196)                        ($4,086,356)





See accompanying notes to consolidated financial statements.

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                      1998          1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                       (594,188)   (1,428,373)   (1,411,509)
     Adjustments to Reconcile Net Loss to Net Cash used in Operating activities
         Extraordinary item                                                          165,779       275,844          --
          Depreciation and Amortization                                              382,289       197,198       168,896
          Amortization of deferred financing costs                                    31,123        80,475        70,404
          Amortization of channel lease prepayments                                  106,968       106,968       106,969
          Gain on sale of assets                                                        --            --          (1,583)
          Changes in Assets and Liabilities:
               Increase in Trade Accounts and
                     Other Receivables                                               (39,828)      (80,123)      (48,096)
               Increase in Deferred Revenues                                         140,106        39,142          --
               (Increase) Decrease in prepaid expenses                                 6,530          (457)        4,569
               Decrease in Deposits                                                    2,214           133          --
               (Decrease) Increase in Accounts Payable and                            22,291       206,769       (62,241)
               (Decrease) Increase in Accrued Expenses                                32,768        12,579        (4,279)
               (Decrease) Increase in Accrued severance payment                     (117,000)      117,000          --
               Increase in note receivable from customer                            (908,271)         --
               Increase  in Security Deposits Payable                                 20,238        25,679        67,565
               (Decrease) Income Taxes Payable                                          (741)         --            (150)
               Increase Deferred Charges                                                --            --          73,104
                                                                                 ----------------------------------------
                              Net cash used in operating activities                 (749,723)     (447,166)   (1,036,351)

CASH FLOWS FROM INVESTING ACTIVITIES
              Decrease (increase) shareholder loans receivable                         5,103           351          (300)
             Purchases of property and equipment                                  (1,141,275)     (674,671)     (503,108)
                                                                                 ----------------------------------------
                            Net cash used in investing activities                 (1,136,172)     (674,320)     (503,408)

CASH FLOW FROM FINANCING ACTIVITIES
     Payments of Long-Term Debt                                                       (3,624)       (3,983)       (3,910)
     Payments of Obligation under Capital leases                                        --            --         (23,411)
     Decrease in Due to Shareholders                                                    --          (8,000)       (5,000)
     Proceeds from Issuance of Preferred Stock, net                                     --         863,811          --
     Proceeds from Issuance of Common Stock                                            3,760           707        75,336
     Proceeds from Issuance Debt                                                   2,428,000       405,295     1,425,713
    Payment of Access Capital line of credit, including penalty                     (456,696)         --
     Payment of financing fees                                                          --        (158,637)         --
    Purchase of Common Stock                                                            --            (457)         --
                                                                                 ----------------------------------------
                          Net cash provided by financing activities                1,971,440     1,098,736     1,468,728

                                  Net increase (decrease) in cash                     85,545       (22,750)      (71,031)
    Cash beginning of year                                                           141,546       164,296       235,327
    Cash end  of year                                                                227,091       141,546       164,296
                                                                                 ----------------------------------------

Supplemental schedule of cash paid during year for :
Interest                                                                              91,129        84,161       479,915
Income Tax                                                                             4,851         3,989           710


NON CASH ITEMS:
Exchange of Senior Debt to Redeemable Preferred Stock                                   --       4,062,932          --
Conversion of Senior Debt Accrued interest to term loan                                 --         105,468          --
Conversion of amounts Due to Shareholder to Preferred Stock                             --         131,889          --
Value assigned to warrants issued                                                       --         555,556          --


See accompanying notes to consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1998, 1997 AND 1996




1 - OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

     a. Consolidated Financial Statements - The accompanying financial statements present the consolidated accounts of Magnavision Corporation, a Delaware corporation (formerly Yardley Ventures, Inc.), and its wholly owned subsidiary, Magnavision Corporation, a New Jersey corporation, and its wholly owned subsidiaries, University Connection, Inc., a New Jersey corporation, Accu-Trek, Inc., a New Jersey corporation and Magnavision Laboratories, Inc., a Delaware Corporation ("the Company"). As required by the amended senior debt agreement of June 4, 1996, Magnavision Corporation, a New Jersey corporation, formed two additional wholly owned subsidiaries, Magnavision Private Cable, Inc., established to hold the private cable contracts and Magnavision Wireless Cable, Inc., established to hold the wireless lease. The consolidated financial statements include all of the assets, liabilities, income, expenses and cash flows for these companies. All significant intercompany transactions and balances have been eliminated, in consolidation. Effective at the end of June 1998, the Company merged Accu-Trek, Inc. and University Connection, Inc. into Magnavision Corporation (New Jersey). These subsidiaries had no assets, liabilities or operations and therefore, the transaction had no impact on the Company's financial statements.

     b. Organization, Operations and Liquidity- Magnavision Corporation was incorporated in Delaware on April 3, 1986, to seek to acquire one or more potential businesses. Magnavision Corporation and its subsidiaries were established to conduct the business of providing wireless and private cable television, which is now the business purpose of the Company, to segments where cable television is not available and as an alternative to cable television. Magnavision Corporation of New Jersey was formed on June 15, 1989, pursuant to the laws of the State of New Jersey. As a result of the amended lending agreement, the Company created two new subsidiaries, Magnavision Private Cable and Magnavision Wireless Cable.

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and has a shareholder's deficiency at December 31, 1998. To execute its current business plan the Company requires additional funding, and if the plan is not executed, may still require additional funding. If the Company requires additional funding and can not execute the sale of assets, restructuring of the Company, or restructuring of it's existing debt, the Company will have insufficient liquidity to pay principal and interest on it's existing debt and may experience liquidity shortfalls in meeting it's ongoing obligations.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1998, 1997 AND 1996


          The Company plans to meet short-term liquidity requirements with its loan from BSB Bank & Trust Company described in Note 6. On a long-term basis for its wireless business plan, the Company is currently seeking long-term arrangements with a strategic partner(s) for financing and Management believes this partner will participate in the Company's development of the alternative use of its rights to wireless spectrum. This business plan is dependent upon the Company securing the necessary capital resources, as well as engineering and other expertise required to offer this alternative service. There can be no assurance that the Company will be able to secure financing or a strategic relationship or partnership on terms and conditions satisfactory to the Company, if at all.

          Failure to obtain such financing and the expertise required to develop the wireless business plan would result in the Company not being able to implement the wireless business plan. This may have a significant impact on the Company's future performance.

          Also, there can be no assurance that, even with financing, and receipt of necessary regulatory authorization, the Company will be able to launch this wireless alternative service or that it will be commercially successful.

     c. Property and Equipment - Property and equipment are stated at cost. Depreciation, for financial reporting purposes, is provided on the straight-line method over the estimated useful lives of the related assets, which are:


                  Office Equipment           5 years
                  Furniture and Fixtures     10 years
                  Transportation Equipment   5 years
                  Machinery and Equipment    5 to 10 years
                  Leasehold Improvements     7 years or life of lease

          The Company uses accelerated methods and lives, as allowed by the Internal Revenue Code, to calculate depreciation for income tax purposes.

     d. Revenue Recognition - Revenue is recognized as services are provided to subscribers. The Company records subscriptions received in advance of the service being provided as a deferred revenue.

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

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1998, 1997 AND 1996


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

          Accordingly, the aggregate fair value amounts presented may not represent the underlying value of the Company. In management's opinion, cash, trade accounts receivables, shareholder loans receivable, notes receivable from customers, deposits, accounts payable, accrued expenses and deferred revenue, equal or approximate fair market value due to their current nature. The long-term debt, term loans and line of credit are at market rates, which equal or approximate fair value. The prepaid lease expense approximates its fair value.

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

     i. Prepaid Lease Expense - Prepaid lease expense represents the Company's deposit relating to the Channel Lease Agreement (see note 8). The amount is being amortized over the term of the lease agreement.

     j. Deferred Financing Costs - Deferred financing costs at December 31, 1997 represent expenditures relating to the Access Capital, Inc. debt financing (see note 10). The amount was being amortized over the term of the loan and security agreement and was expensed as an extraordinary item in 1998.

     k. Earnings Per Share of Common Stock - The Company adopted SFAS 128 "Earnings Per Share" ("SFAS 128") which establishes standards for computing and presenting earning per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. SFAS 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Net loss per common share amounts for 1996 have been restated to conform to SFAS 128 requirements. In calculating diluted earnings per share, no potential shares of common stock are to be included in the calculation when there is a loss from continuing operations available to common stockholders.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1998, 1997 AND 1996


NOTE 2 - RELATED PARTY TRANSACTIONS-CONFLICTS OF INTEREST

                  The following transactions occurred between the Company and related parties:

     a. Shareholder loans receivable of $38,707 and $43,810 at December 31, 1998 and 1997 are payable after May 1999 and are interest free.

     b. In May 1997, the Company's majority shareholder converted its payables of $131,889 to preferred stock. Previously this was recorded as a current liability.

     c. The Company has been informed that Cacomm, Inc., the Company's majority shareholder, is a partner in a general partnership known as the Grand MMDS Alliance. The Grand MMDS Alliance claims to hold the licenses to certain MMDS channels, as a designated selectee of the FCC. These channels cover similar broadcast areas as the Company, and the possibility exists that the Grand MMDS Alliance could commence business in direct competition with the Company. The Company has no reliable information as to whether the Grand MMDS Alliance has commenced business operations as of the date of this report.

     d. During 1997, the prior lenders converted their accrued interest in the amount of $105,468 to one year notes at 10% interest, with interest and principal originally payable May 8,1998. The preferred stockholders agreed to extend the maturity of the above mentioned notes to May 8, 2000.



NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1998 and 1997 are summarized by major classification as follows:

                                     1998            1997
                                     ----            ----
Office Furniture and Equipment    $    73,683    $    67,771
Transportation Equipment               37,582         46,224
Machinery and Equipment             2,965,920      1,830,563
                                  -----------    -----------
                                    3,077,185      1,944,558
Less:  Accumulated Depreciation    (1,122,022)      (748,375)
                                  -----------    -----------
                                  $ 1,955,163    $ 1,196,183
                                  ===========    ===========

          Machinery and equipment relate principally to assets owned by the Company located at the various colleges and nursing home sites serviced by the Company.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1998, 1997 AND 1996


NOTE 4 - INCOME TAXES

         Income tax expense attributable to loss before provision for income taxes and extraordinary item:

         Current

        Year ended December 31,          1998          1997           1996
                                         ----          ----           ----
        Federal                             0             0              0
        State                           4,851         3,989            710
                                        -----         -----            ---

        TOTAL                          $4,851        $3,989           $710
                                       ======        ======           ====

          Income tax expense attributable to loss before provision for income taxes and extraordinary item differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to pretax income from operations as a result of the following:

                                                    1998            1997                1996
                                                    ----            ----                ----

   Computed expected tax benefit                 $(202,024)      $(485,647)         $(479,672)

   Increase (reduction) in income taxes
      resulting from:

   Increase in valuation allowance for
   federal & state deferred tax assets
                                                    180,794         462,815            467,009

   Book vs. tax depreciation                         11,310          19,200             11,153

   State and local income taxes, net of
   federal income tax benefit                         3,202           2,633                469


   Non-deductible portion of meals and
   entertainment                                      1,867           2,775                736

   Other, net                                         9,702           2,213              1,015
                                                    -------         -------              -----
                                                    $ 4,851         $ 3,989              $ 710
                                                    =======         =======              =====

                                      F-10

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1998, 1997 AND 1996


          The temporary differences and carry forwards which give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are presented below:

                                                              1998                1997
                                                              ----                ----
Deferred tax assets:
Net operating loss carry forwards                          $ 3,359,823    $ 3,160,701
Compensation paid with Company stock                            28,123         28,123
Organization and construction costs capitalized for tax
purposes                                                       256,359        305,197
Less valuation allowance                                    (3,622,645)    (3,441,851)
                                                           -----------    -----------
                                 Net deferred tax assets        21,660         52,170
                                                           -----------    -----------

Deferred tax liabilities:
Property and equipment, principally due to differences
in depreciation                                                (21,660)       (52,170)
                                                           -----------    -----------
Net deferred income taxes                                  $      --      $      --
                                                           ===========    ===========

          At December 31, 1998, the Company has net operating loss carry forwards for federal income tax purposes of approximately $7,606,000 which are available to offset future taxable income which expire in varying amounts through 2013.

          The Company's ability to use such net operating losses is limited by change of control provisions under the Internal Revenue Code section 382.


NOTE 5 - NOTES RECEIVABLE  FROM CUSTOMER

          As part of the purchase of equipment by Fordham University for its data system Fordham issued two non-interest bearing notes for $467,000 and $441,271 due May 15, 1999 and May 15, 2000, respectively. These notes are secured by a security interest in the equipment at the University for the data system.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1998, 1997 AND 1996


NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following at December 31,

Senior Debt                              1998          1997
-----------                              ----          ----
10% Term Loan  (a)                     $2,428,000         --
12.25% Term Note Due April 2000  (b)        6,642   $   10,266
10% Note related to conversion  (c)       105,468      105,468
                                       ----------   ----------
                                       $2,540,110   $  115,734
Less Current Portion                      640,642        4,225
                                       ----------   ----------
Long-Term Debt                         $1,899,468   $  111,509
                                       ==========   ==========

          Scheduled maturies of long-term debt at December 31, 1998 are as follows:

                              Years Ending December 31,
                                         1999                     640,642
                                         2000                     799,468
                                         2001                     363,000
                                         2002                     426,000
                                         2003                     311,000
                                                                ---------
                                                                2,540,110
                                                                =========

     a. 10% Term BSB Bank & Trust Company Loan - On July 3, 1998, the Company and BSB Bank and Trust Company ("BSB") entered into an agreement to refinance the Company's existing credit line and supply working capital. Pursuant thereto, Magnavision borrowed the sum of $2.5 million dollars which bears interest at a fixed rate of 10% per annum and has a 5 year term. The loan requires monthly installments of interest, plus 9 monthly payments of principal, payable in arrears, in accordance with the agreed upon schedule starting October 1998. The loan was utilized to refinance existing debt, (see note 10) and the remaining approximate $1.9 million was used to finance the completion of outstanding contracts for private cable television service at various locations and to complete the Fordham University data distribution system and for working capital. BSB also granted the Company a $500,000 line of credit, to be used for future installations of private cable systems and general corporate purposes. This line of credit will be at an interest rate of prime plus 1.5% payable monthly and will mature in 2 years. No amount was outstanding on the line of credit at December 31, 1998.

          In connection with the above transaction BSB received 146,176 warrants to purchase approximately 4% of Magnavision's issued and outstanding capital stock on a fully diluted basis at an exercise price of $2.00 per share.


         (b) 12.25% Term note due April 2000 - Note payable to financing company, payable in monthly installments of $436, including interest at 12.25%, final payment due April 2000 collateralized by a vehicle with a book value of $5,985.

         (c) 10% Note Related to Conversion - In 1997, the prior lenders converted their accrued interest in the amount of $105,468 to one year notes at 10% interest, with interest and principal originally payable May 8,1998. The preferred stockholders agreed to extend the maturity of the above mentioned notes to May 8, 2000.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1998, 1997 AND 1996


NOTE 7 - OPERATING LEASES

      The Company leases office space and automobiles for use in continuing operations for terms of 1 to 3 years. Minimum lease payments over the remaining lease terms are as follows:

                                   1999              $12,302
                                   2000                4,490
                                   2001                  594
                                                     -------
                                                     $17,386


      Rent expense under operating leases amounted to $38,998, $47,464 and $40,127 for the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE 8 - LICENSE AGREEMENT

      On August 20, 1990, the Company entered into an agreement with the Department of Education, Archdiocese of New York ("the Archdiocese") which would permit the Company to use the transmission capacity of the Archdiocese. The agreement, which was amended in January 1994, grants the Company a lease through January 2004 with a right to extend for an additional five years and a right of first refusal for subsequent renewals. Pursuant to the agreement, the Company must also pay to the Archdiocese a royalty fee for the use of the Transmission Capacity, in accordance with the terms and amounts described in the amended agreement. In connection with the amended agreement the Company had a contingent obligation to fund the reconstruction of the Archdiocese's system and deposited $900,277 in an escrow account for the purpose of system reconstruction upgrades. The Company recorded the deposit as prepaid lease expense, and is amortizing the amount over the life of the agreement through January 2004.

      At December 31, 1998, the minimum royalty payments over the remaining license term are as follows:

                                            For the Year Ended
                                              1999     $ 215,808
                                              2000       215,808
                                              2001       215,808
                                              2002       215,808
                                              2003       215,808
                                        Thereafter        17,984
                                                      ----------
                                                      $1,097,024
                                                      ==========

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1998, 1997 AND 1996


NOTE 9 - NET INCOME (LOSS) PER SHARE

      The Company computes basic and diluted earnings per share in accordance with SFAS 128 "Earnings Per Share" which the Company adopted as of December 31, 1997. The table reconciles the numerator and denominator of the basic earnings per share computations shown on the consolidated statements of operations.


For the years ended December 31,                 1998               1997             1996
                                                 ----               ----             ----
Basic and Diluted EPS
      Numerator:
      Extraordinary loss from early
         extinguishment of debt                 $  165,779        $  275,844              -
      Net loss                                    (594,188)       (1,428,373)      (1,411,509)
      Redeemable preferred stockholders
         dividend                                  400,000           257,778              -
      Accretion of Preferred Stock                  92,593            54,012
                                                   -------            ------      -----------
      Net Loss to common stockholder            (1,086,781)       (1,740,163)      (1,411,509)
                                               ===========       ===========      ===========

Denominator:
      Weighted Average
      Common shares outstanding                  1,154,354         1,152,504        1,147,030

      Basic and Diluted EPS                          ($.94)           ($1.51)          ($1.23)

      Warrants to purchase 2,279,040, 2,134,774, and 1,025,150 of common stock outstanding as of December 31, 1998, 1997 and 1996, respectively, were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

      Earnings per share data has been restated for 1996 to reflect the adoption of SFAS 128.



NOTE 10 - ACCESS CAPITAL, INC. LINE OF CREDIT

      In September 1997 the Company and Access Capital, Inc. agreed to a $1,250,000 three year revolving line of credit to be used to expand the Company's private cable business. At December 31, 1997 the Company had borrowed $405,295 under the line of credit. Interest was payable currently under the line of credit at prime rate plus five and one-half percent and all outstanding amounts were payable in September 2000.

      The line was secured with the lender by a pledge of private cable contracts and all other Company assets. In addition the lender received 138,536 warrants at an exercise price of $2.00 per share to purchase approximately 4% of the Company's stock on a fully diluted basis. The warrants contain a put and call option in the event that the Company sells a significant asset. The put option requires the Company to purchase a percentage of the lenders' warrants as required by a formula outlined in the amended agreement.

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

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1998, 1997 AND 1996


      At December 31, 1997, the Company had not met certain non-monetary working capital covenants under this agreement and the lender instituted a default interest rate, equivalent to two and one-half percent over the contract rate. As a result, the outstanding balance was classified as a current liability in the accompanying consolidated balance sheet. The lender continued to lend funds under the agreement.

      The Company paid off this loan with the proceeds of the BSB Bank & Trust loan on July 3, 1998 as discussed in note 6. The Company incurred a penalty in connection with this termination together with the write-off of the unamortized deferred financing costs have been classified as an extra-ordinary item in the accompanying consolidated statement of operations. The Warrant remains outstanding and expires May 8, 2008.


NOTE 11 - EXCHANGE OF DEBT TO REDEEMABLE PREFERRED STOCK

      In August 1995, the Company obtained a $5,000,000 lending facility from IBJ Schroder Bank & Trust Co., IBJS Whitehall Capital Corporation (collectively "IBJS") and KOCO Capital Company, L.P. ("KOCO"), with interest at 12% payable quarterly on any outstanding balance. The final maturity date of any outstanding amount under the lending facility was February 2001. Approximately $2,637,000 of that amount was furnished to the Company at the time the lending facility was entered into, and the remainder was to be advanced based on the present value of the projected cash flow from new contracts with purchasers of the Company's private cable television service.

      Funds advanced were to be used for equipment and contract costs incurred in connection with installation of the service at the new locations and for working capital. The proceeds furnished at the time the lending facility was entered into were utilized to fund an escrow deposit of $900,000 for system configuration required under the Channel Lease Agreement, to repurchase approximately 18% of the Company's issued and outstanding capital stock and to provide working capital. In connection with obtaining the lending facility, the Company issued to its lenders 361,965 and 121,909 warrants, respectively, to purchase approximately 27% of the Company's Common Stock on a fully diluted basis at exercise prices of $7.60 and $5.40 per share, respectively. These warrants expire on August 27, 2003.

      On June 3, 1996, the terms of the lending facility were amended. Pursuant to the amendment, the lenders agreed to waive existing defaults and provide up to the sum of $1,200,000 toward the Company's working capital requirements without regard to the present value formula referred to above, with the remaining balance of the $5 million to be advanced based on the present value of projected cash flow from the contracts for new outlets with institutions. In exchange therefore, the Company agreed to issue warrants to purchase an additional 370,547 shares, representing 12% of the Company's Common Stock on a fully diluted basis at an exercise price of $5.40 per share. These warrants expire on June 4, 2004.

      The amendment required the lenders to surrender to the Company warrants for the purchase of up to 344,245 shares if, as and when the Company complied with certain conditions outlined in the agreement. The amendment had a put/call option in the event that the Company sold a significant asset. The put option required the Company to purchase a percentage of the lenders' warrants as required by a formula outlined in the amended agreement. This option was only exercisable upon the sale of a significant asset of the Company or a change of control. Conversely, the call option allowed the Company to purchase all the outstanding warrants at a price set by the formula stated above. The cost of either the put or call option can not be determined at this time since it is based upon the value of a sale of a significant asset which cannot be assured.

      In connection with the June 3, 1996 amendment, the Company's rights under the Channel Lease Agreement were transferred to a subsidiary whose stock was pledged to the Lenders as security for amounts advanced under the lending facility. The agreement was secured by the License Agreement and the Company's institutional cable contracts. The agreement contained a prepayment penalty for the first two years and placed limits on stock sales and payment of dividends, and also contained several financial covenants.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1998, 1997 AND 1996


      On May 8, 1997, the Company agreed with its lenders to exchange its senior subordinated notes into redeemable preferred stock. Under the terms thereof, the Company's outstanding subordinated notes, aggregating approximately $4.1 million, together with accrued interest and detachable warrants, were exchanged for $5 million of 8% redeemable preferred stock due December 31, 2002.

      In connection with the exchange, the lenders also funded the Company the remaining balance on the existing line. In addition, the note holders received 1,826,932 warrants to purchase up to 58% of the common stock on a fully diluted basis at an exercise price of $2.00 per share after the Company effected a 1-for-20 reverse stock split, and have the right, which they have exercised, to elect the majority of the Board of Directors. This resulted in a change in control of the Company. The agreement also requires the warrant holders to surrender up to 10% of their stock on a fully diluted basis, if, as and when certain liquidity events occur. In addition, warrant holders have the right to require the Company to repurchase the warrants under certain conditions. This option can only be exercised upon the sale of an asset of the Company. The value of these warrants was determined to have a fair value of $555,556 and represents a discount to the face value of the redeemable preferred stock. The cost of the put can not be determined at this time since it is based upon the value of a sale of a significant asset which cannot be assured. Also, one of the warrant holders has entered into a management service agreement with the Company.

      In connection with the exchange, the lenders agreed to issue one year unsecured notes totaling $105,468 with interest at 10% payable at maturity. (see note 6)

      During 1997, the Company wrote off the unamortized deferred financing costs related to the subordinated notes, which has been classified as an extraordinary item in the accompanying consolidated statement of operations.


NOTE 12 - REDEEMABLE PREFERRED STOCK

      During 1997, the Company authorized 10,000,000 shares of Preferred Stock. The Company also designated 5,000,000 shares of the authorized amount as Series A Preferred Stock and 150,000 shares as Series B Preferred Stock concurrent with the designation of the Preferred Stock. The Series A Preferred Stock has a mandatory redemption due December 31, 2002 and an optional redemption at face value at the Company's option. The then senior subordinated notes along with the remaining balance of the line was exchanged for 5,000,000 shares of 8% cumulative redeemable Series A Preferred Stock, (see note 11). At closing, the Company received cash of approximately $800,000 after expenses.

      Holders of Series A Preferred Stock are entitled to receive, when and as declared by the Company's Board of Directors, cash dividends cumulative at the rate of 8% per share. Cumulative and unpaid dividends amounted to approximately $657,778 at December 31, 1998.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1998, 1997 AND 1996


NOTE 13 - STOCKHOLDERS EQUITY TRANSACTION

      During 1998, warrant holders exercised warrants to purchase 1,880 shares of common stock at $2.00 per share.

      On May 8,1997 the Company effected a 1-for-20 reverse split of its common stock such that each outstanding share of common stock was, effective May 9, 1997, converted into .05 shares of post split common stock and the par value of common stock was changed from $.004 to $.08 per share. All periods have been reinstated to reflect the stock split.

      During 1997, the Company purchased 66 shares, which represented fractional shares purchased in the execution of the 1 for 20 reverse stock split for shareholders.

      During 1997, the Company also converted a shareholder loan into shares of Series B Preferred Stock (see note 2).

      During 1997, a management warrant holder exercised warrants to purchase 354 shares of common stock at $2.00 per share.

      During 1996, the Company issued 10,000 shares of common stock at $5.00. These shares were issued to non-management shareholders who assisted in facilitating the redemption of the 231,318 shares of common stock held in treasury. The treasury stock was subsequently retired as required by its lenders.

      During 1996, non-management and management warrant holders exercised warrants for 5,067 shares of common stock at an exercise price of $5.00 per share.

      During 1996, the Company granted 370,546 warrants to purchase shares of its common stock at exercise prices ranging from $5.00 to $20.00 per share.

      In February 1997, the Company reduced the exercise price of 123,464 warrants held by officers and directors of the Company from an exercise price of $5.00 to $2.00. Such reduction was effected to more accurately reflect the market value of the underlying shares.


NOTE 14 - SIGNIFICANT CUSTOMERS

      For the years ending December 31, 1998, 1997 and 1996, revenue from three customers represented 33%, 40%, and 50% respectively, of total revenues.


NOTE 15 - CONCENTRATION OF CREDIT RISK

      The Company has notes receivable from Fordham University. The notes are secured by equipment at the University.

      Also, the Company maintains its cash at a financial institution. The Federal Deposit Insurance Corporation only insures up to $100,000 at any one financial institution. The Company rarely, if ever, maintains cash of more than $100,000 in any one institution.