Form 10-Q
period 1999-03-31
MAGNAVISION CORPORATION
filed 1999-05-17
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACTS OF 1934


Commission File No. 33-9030

                             MAGNAVISION CORPORATION
             (exact name of registrant as specified in its charter)

DELAWARE                                                     22-2741313
-------------------------------------------------------------------------------
(State or other jurisdiction                                (IRS Employer
of incorporation)                                           Identification No.)

                      1725 ROUTE 35, WALL, NEW JERSEY 07719
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

The number of shares of Registrant's Common Stock outstanding on April 20, 1999 was 1,154,390.
Documents Incorporated by Reference: None.

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - March 31, 1999 and December 31, 1998

Condensed Consolidated Statements of Operations - Three months ended March 31, 1999 and March 31, 1998.

Condensed Consolidated Statements of Stockholders' Deficiency - Period December 31, 1998 to March 31, 1999.

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 1999 and March 31, 1998.

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. Other Information

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None

ITEM 1.  FINANCIAL INFORMATION

MAGNAVISION CORPORATION & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        March 31       December 31
ASSETS                                                                    1999             1998
                                                                          ----             ----
                                                                       (UNAUDITED)
CURRENT ASSETS
     Cash                                                                162,894          227,091
     Trade Accounts and Other Receivables                                313,401          276,203
     Notes receivable from customer                                      467,000          467,000
     Shareholder Loans Receivable                                         38,707           38,707
     Prepaid Expenses                                                      1,986            1,986
                                                                      ----------       ----------
          Total Current Assets                                           983,988        1,010,987

PROPERTY AND EQUIPMENT
     Property and Equipment at Cost                                    3,111,960        3,077,185
     Less:  Accumulated Depreciation                                  (1,254,047)      (1,122,022)
                                                                      ----------       ----------
          Net Property and Equipment                                   1,857,913        1,955,163

OTHER ASSETS
     Notes receivable from customer, net of current portion              441,271          441,271
     Prepaid lease expense                                               516,974          543,716
     Other assets                                                         30,978               --
     Deposits                                                              2,340            2,339

                                                                      ----------       ----------
TOTAL ASSETS                                                           3,833,464        3,953,476





LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts Payable                                                    172,665          212,390
     Accrued Expenses                                                    130,855          169,384
     Deferred Revenues                                                   369,691          354,596
     Current Portion of Long-Term Debt                                   762,367          640,642
                                                                      ----------       ----------
          Total Current Liabilities                                    1,435,578        1,377,012


Security Deposits                                                        172,303          172,303
Long-Term Debt, net of current portion                                 1,704,000        1,899,468

Commitments and contingencies

Series A Preferred Stock, $1 par value, 9,850,000
       shares authorized; issued and outstanding, 5,000,000
       shares, net of unamortized discount                             4,614,198        4,591,049
SHAREHOLDERS' DEFICIENCY
     Series B Preferred Stock, $1 par value , 150,000 shares             131,889          131,889
         authorized; issued and outstanding, 131,889 shares.
     Common Stock, $0.08 par value - 10,000,000 shares
          authorized; issued and outstanding, 1,154,390 shares
          at March 31,1999 and December 31, 1998                          92,350           92,350
     Additional Paid-In Capital                                        3,880,601        3,880,601
     Accumulated Deficit                                              (8,197,455)      (8,191,196)
                                                                      ----------       ----------
Total Shareholder's Deficiency                                        (4,092,615)      (4,086,356)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                         3,833,464        3,953,476

See accompanying notes to unaudited condensed consolidated financial statements.

MAGNAVISION CORPORATION & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (UNAUDITED)

                                                                         Three months ended March 31
                                                                          1999                1998
                                                                          ----                ----
REVENUES
     Gross Revenues                                                      875,955              534,090
     Cost of Sales                                                       285,718              219,740
                                                                      ----------           ----------
     GROSS PROFIT                                                        590,237              314,350

OPERATING EXPENSES
     Salaries                                                            193,873              139,375
     Depreciation                                                        132,026               92,300
     General and Administrative Expenses                                 185,522              227,460
                                                                      ----------           ----------

TOTAL OPERATING EXPENSES                                                 511,421              459,135

OPERATING INCOME (LOSS)                                                   78,816             (144,785)

OTHER INCOME (expense)
     Interest expense                                                    (60,957)             (38,763)
     Interest Income                                                       4,000                7,533
                                                                      ----------           ----------
          Total other income (expense)                                   (56,957)             (31,230)


INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                           21,859             (176,015)

PROVISION FOR INCOME TAXES                                                 4,969                4,166
                                                                      ----------           ----------
NET INCOME (LOSS)                                                         16,890             (180,181)
                                                                      ----------           ----------
Preferred Stockholders Dividend Requirement                              100,000              100,000
Accretion of preferred stock                                              23,149               23,149
                                                                      ----------           ----------
Net loss to Common Stockholders                                         (106,259)            (303,330)
                                                                      ----------           ----------
Net Loss per Common Share Basic:                                          ($0.09)              ($0.26)

Weighted Average Shares use to Computing net loss per share:
Basic                                                                  1,154,390            1,154,244

See accompanying notes to unaudited condensed consolidated financial statements.

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the period December 31, 1998 to March 31,1999
                  (UNAUDITED)

                                    Series B                       Common       Common    Additional
                                 Preferred Stock                   Stock         Stock      Paid in     Accumulated       Total
                                     Shares           Amount       Shares       Amount      Capital       Deficit         Equity
Balance, December 31,1998            131,889         131,889      1,154,390     92,350     3,880,601     (8,191,196)    (4,086,356)


Accretion of Preferred Stock                                                                                (23,149)       (23,149)

Net Income                                                                                                   16,890         16,890

                                     -------         -------      ---------     ------     ---------     ----------     ----------
Balance, March 31, 1999              131,889         131,889      1,154,390     92,350     3,880,601     (8,197,455)    (4,092,615)









See accompanying notes to unaudited condensed consolidated financial statements.

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED)

                                                                                                         Three months ended March 31
                                                                                                              1999          1998
                                                                                                              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                                                                       16,890       (180,182)
     Adjustments to Reconcile Net Income (Loss) to Net Cash provided by (used in) operating activities
          Depreciation                                                                                      132,026         92,300
         Amortization of deferred financing cost                                                               --           17,921
          Amortization of channel lease prepayments                                                          26,742         26,742
          Changes in Assets and Liabilities:
               Increase in Trade Accounts and
                     Other Receivables                                                                      (37,198)        (4,648)
               Increase in Deposits                                                                              (1)       (17,417)
               Decrease in Accounts Payable                                                                 (39,725)        (4,859)
               Decrease in Accrued expenses                                                                 (38,530)          --
               Increase in other assets                                                                     (30,978)          --
               Increase in Deferred Charges                                                                    --             --
               Increase in Deferred Revenues                                                                 15,095          6,664
                                                                                                            -------        -------
                              Net cash provided by (used in) operating activities                            44,321        (63,479)

CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of property and equipment                                                             (34,775)       (61,201)
                                                                                                            -------        -------
                            Net cash used in investing activities                                           (34,775)       (61,201)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments of Notes payable - Senior Debt                                                                   --             --
     Payments of  Long term debt                                                                            (73,743)          (272)
     Decrease in Due to Shareholders                                                                           --             --
     Proceeds from Issuance of Common Stock                                                                    --            3,760
     Proceeds from Issuance Access Capital Line of Credit                                                      --           79,710
                                                                                                            -------        -------
                          Net cash (used in)provided by  financing activities                               (73,743)        83,198

                                  Net decrease in cash                                                      (64,197)       (41,482)
                                                                                                            -------        -------
    Cash beginning of period                                                                                227,091        141,546
    Cash end  of period                                                                                     162,894        100,064

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO MARCH 31, 1999 UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


1.  Summary of Significant Accounting Policies:
-----------------------------------------------
The accompanying condensed consolidated financial statements include the accounts of Magnavision Corporation ("the Parent") and its wholly owned subsidiaries, (collectively the "Company"), the most significant of which are Magnavision Corporation (New Jersey), Magnavision Private Cable, Inc. and Magnavision Wireless Cable, Inc. In the opinion of management, all adjustments necessary for a fair presentation of financial statements have been included. Such adjustments consisted only of normal recurring items. The condensed consolidated financial statements for the quarters ending March 31, 1999 and March 31, 1998 are unaudited and should be read in conjunction with the Company's consolidated annual financial statements and notes thereto for the year ending December 31, 1998.

2.  Long-Term Debt:
-------------------
In September 1997 the Company and Access Capital, Inc. agreed to a $1,250,000 three-year revolving line of credit to be used to expand the Company's private cable business. Interest was payable currently under the line of credit at prime rate plus five and one-half percent (the contract rate) and all outstanding amounts were payable in September 2000. The line is secured with the lender by a pledge of private cable contracts and all other Company assets. In addition the lender received 138,536 warrants at an exercise price of $2.00 per share to purchase approximately 4% of the Company's stock on a fully diluted basis. The warrants contain a put and call option in the event that the Company sells a significant asset. The put option requires the Company to purchase a percentage of the lenders' warrants as required by a formula outlined in the amended agreement. This option can only be exercised upon the sale of a significant asset of the Company or change of control. Conversely, the call option allows the Company to purchase all the outstanding warrants at a price set by the formula stated above. The cost of either the put or call option can not be determined at this time since it is based upon the value of a sale of a significant asset which cannot be assured. The agreement with Access Capital, Inc. has been terminated, however the warrant and their related terms remain outstanding.

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

On July 3, 1998 the Company and BSB Bank and Trust Company entered into an agreement to refinance the Company's existing credit line and supply working capital. Magnavision borrowed the sum of $2.5 million dollars, which bears interest at a fixed rate of 10% per annum and has a 5-year term. For the next 12 months, monthly installments of interest, plus 9 consecutive monthly payments of $24,000 of principal, payable in arrears, will be made in accordance with the agreed upon schedule starting October 1998 and one principal payment of $400,000 due June 15, 1999.

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

3.  NON-QUALIFIED STOCK OPTION PLAN:
------------------------------------
During the first quarter of 1999 Magnavision adopted a non-qualified stock option plan (the "Plan"). Under the Plan options to purchase an aggregate of not more than 349,986 shares of common stock may be granted from time to time to key employees, including officers, advisors, and independent consultants or to any other persons. Under the Exchange Agreement and when the plan was complete options were also to be granted to employees under the Plan. Also under a letter agreement the President and C.E.O. was to receive 150,000 options at an exercise price of $1.00. As of January 19, 1999, the compensation committee awarded or caused to be issued 223,974 options including, 150,000 options to Robert Hoffman, President and C.E.O., 43,974 options issued pursuant to the Company's obligation at an exercise price of $2.00 per share and awarded 30,000 options to various employees at an exercise price of $2.00 per option.

The Company accounts for stock options issued to employees under A.P.B. No. 25 "Accounting for Stock Issued to Employee," and permitted by FAS# 123 under which no compensation cost has been recognized for the options granted as they were issued above market value.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------
All of the Company's current revenues are derived from its private cable operations, which now includes a service contract for other services. The wireless channel capacity operations have not commenced; therefore, no revenue has been derived from the wireless operation.

The Registrant and its wholly owned subsidiary, Magnavision Private Cable, Inc., began service in February 1992 to various colleges and senior living centers facilities in the New York/New Jersey area utilizing direct satellite technology. This involves the use of antennas, which are installed at the facility and then separately wired on a room-by-room basis. As of March 31, 1999, the Company has long-term agreements with 41 facilities under which it is currently providing service to students and patients through outlets in rooms and common areas at such institutional facilities.

The majority of the facilities using the Company's private cable service are in New Jersey and New York, but the Company's market area currently reaches from North Carolina to Massachusetts and west to Wisconsin.

In May 1998, the Company entered into an Agreement with Fordham University pursuant to which the Company agreed to service over 3,000 students with a data delivery system using the existing cable television distribution system located at certain facilities. The system was completed in the fall of 1998.

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

First Quarter 1999 Compared to First Quarter 1998
-------------------------------------------------
For the first quarter 1999, gross profits increased $275,887 over the first quarter of 1998. The increase was primarily a result of revenue from the Fordham University service contract and the new television outlets that went on line in September 1998.

Total operating expenses increased $52,286 in the first quarter of 1999 when compared to the first quarter 1998, salaries and depreciation accounted for the increase, which was somewhat, offset by General and Administrative Expense reduction due to reduced consulting fees. Depreciation represents the depreciation for increased property, equipment and the salaries represents the addition of the president's salary.

Interest expense increased $22,194 in the first quarter of 1999 when compared to the first quarter of 1998. This increase is due to the increase of long-term debt for the BSB Bank and Trust Company's loan.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
For the quarter ending March 31, 1999, total cash decreased by $64,197. The cash provided by operating activities was $44,321 due to operating income offset by increased trade accounts, other receivables, and other assets.

Cash investing activities was $34,775 and was used to purchase cable television equipment and other equipment.

Cash flows used in financing activities was $73,743 representing the payments on the long-term debt.

For the quarter ending March 31, 1998 total cash decreased by $41,482. The cash used in operating activities was $63,479 due to operating losses and increased required deposits.

Cash used in investing activities was $61,201 and was used to purchase cable television equipment to increase the outlet count.

Cash flow provided by financing activities was $83,198 substantially representing the proceeds of the line of credit.

Since the inception of its cable service in 1992, the Company has experienced operating losses and negative cash flows. In addition, at March 31, 1999 the Company had a shareholder deficit and a working capital deficiency.

The Company's capital commitments at March 31, 1999 include capital to construct Facilities at the Department of Education of the Archdiocese of New York (the "Archdiocese") and capital to place private cable systems on line at institutions the company has contracts with. The Company has not commenced operation of a wireless system, and will require substantial additional funding to do so.

The Company will use its term loan with BSB Bank & Trust Company to meet its short-term capital requirements. The Company has a loan payment due in the second quarter of 1999, which it plans to payoff with a note receivable from customer.

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

NON-QUALIFIED STOCK OPTION PLAN
-------------------------------
During the first quarter of 1999 Magnavision adopted a non-qualified stock option plan (the "Plan"). Under the Plan options to purchase an aggregate of not more than 349,986 shares of common stock may be granted from time to time to key employees, including officers, advisors, and independent consultants or to any other persons. Under the Exchange Agreement and when the plan was complete options were also to be granted to employees under the Plan. Also under a letter agreement the President and C.E.O. was to receive 150,000 options at an exercise price of $1.00. As of January 19, 1999, the compensation committee awarded or caused to be issued 223,974 options including, 150,000 options to Robert Hoffman, President and C.E.O., 43,974 options issued pursuant to the Company's obligation at an exercise price of $2.00 per share and awarded 30,000 options to various employees at an exercise price of $2.00 per option.

The Company accounts for stock options issued to employees under A.P.B. No. 25 "Accounting for Stock Issued to Employee," and permitted by FAS #123 under which no compensation cost has been recognized for the options granted as they were issued above market value.

YEAR 2000
---------
The Year 2000 issue concerns the potential inability of information systems and technology based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. Systems that do not properly recognize such information could generate erroneous data or fail.

The Company has begun to implement steps in an attempt to ensure its Year 2000 readiness. The Company created awareness of the Year 2000 problem by developing an overall strategy. The Company then assessed the Year 2000 impact on the Company, identifying core business areas, processes and systems, ("systems"), identifying the systems that are not Year 2000 compliant. This also includes developing contingency plans for all critical systems. The final step involves converted or replaced platforms, applications, databases, utilities, and contingency plans if necessary.

Based on the review to date, the Company estimates the cost to resolve the Year 2000 issue are minimal. In the event that the renovation, validation or implementation phases require expenditures not currently foreseen or anticipated, the costs to resolve the Year 2000 issues will increase.

The Company intends to develop contingency plans for its worst case scenarios as part of the validation phase. At this time, the Company believes that the most critical systems are its signal delivery and reception systems. The Company believes that the failure of these critical systems because of Year 2000 issues is unknown. The Company also believes that a failure of its important, but less critical, environmental controls system, sales and marketing support system and internal information system, is remote. However, if such a failure were to occur in the case of the signal delivery and reception system; the Company does not anticipate that it will be able to provide timely alternative or replacement systems for these critical systems. This is primarily due to the reliance by the Company on third party vendors for providing key components of such systems. The Company has sought assurances from its vendors that their products and services will be Year 2000 compliant, and has not received such assurances from all of its vendors. However, if such vendors are not Year 2000 compliant, the Company's business, financial condition and results of operations may be adversely impacted.

INFLATION
---------
Management believes that inflation and changing prices will have a minimal effect on operations.

The above should be read in conjunction with the Company's unaudited condensed consolidated financial statements included elsewhere herein.

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

PART II  OTHER INFORMATION

Item 1.  Litigation
On or about May 13, 1999 the Company received a copy of a complaint filed in the Court of Chancery of the State of Delaware in an action entitled Cacomm, Inc. vs. Magnavision Corporation et.al. This litigation relates to the non-election of a director nominated by Cacomm. The Company is reviewing this action.

Item 6.  Exhibits and Reports on Form 8-K

      a) Exhibits
         None
      b) Reports on Form 8-K
         No Reports on Form 8-K were filed by the Company during the Quarter ending March 31, 1999

Pursuant to the Requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 16, 1999                                   /s/ Robert Hoffman
                                                     -------------------------
                                                     Robert Hoffman
                                                     President and C.E.O.