Form 10-Q
period 1999-06-30
MAGNAVISION CORPORATION
filed 1999-08-16
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

The number of shares of Registrant's Common Stock outstanding on July 30, 1999 was 1,162,467.

Documents Incorporated by Reference: None.

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - June 30, 1999 and December 31, 1998

Condensed Consolidated Statements of Operations - Three and Six months ended June 30, 1999 and 1998.

Condensed Consolidated Statements of Stockholders' Deficiency - Period December 31, 1998 to June 30, 1999.

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1999 and 1998.

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.

PART II. Other Information

ITEM 1. FINANCIAL INFORMATION

                     MAGNAVISION CORPORATION & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30       December 31
ASSETS                                                                    1999            1998
                                                                       ---------      -----------
                                                                      (UNAUDITED)
CURRENT ASSETS
  Cash                                                                  193,510          227,091
  Trade Accounts and Other Receivables                                  242,643          276,203
  Notes receivable from customer                                        674,771          467,000
  Shareholder Loans Receivable                                           38,707           38,707
  Prepaid Expenses                                                        1,985            1,986
                                                                      ---------        ---------
    Total Current Assets                                              1,151,616        1,010,987

PROPERTY AND EQUIPMENT
  Property and Equipment at Cost                                      3,119,546        3,077,185
  Less:  Accumulated Depreciation                                    (1,416,973)      (1,122,022)
                                                                      ---------        ---------
    Net Property and Equipment                                        1,702,573        1,955,163

OTHER ASSETS
  Notes receivable from customer , net of current portion                    --          441,271
  Prepaid lease expense                                                 490,232          543,716
  Other assets                                                           30,978               --
  Deposits                                                                2,339            2,339
                                                                      ---------        ---------
TOTAL ASSETS                                                          3,377,738        3,953,476





LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts Payable                                                      113,456          212,390
  Accrued Expenses                                                      156,645          169,384
  Deferred Revenues                                                     209,988          354,596
  Current Portion of Long-Term Debt                                     979,495          640,642
                                                                      ---------        ---------
    Total Current Liabilities                                         1,459,584        1,377,012


Security Deposits                                                       176,692          172,303
Long-Term Debt, net of current portion                                1,214,000        1,899,468
Line of Credit                                                          150,000               --
Commitments and contingencies

Series A Preferred Stock, $1 par value, 9,850,000
    shares authorized; issued and outstanding, 5,000,000
    shares, net of unamortized discount                               4,637,346        4,591,049
SHAREHOLDERS' DEFICIENCY
  Series B Preferred Stock, $1 par value , 150,000 shares               131,889          131,889
    authorized; issued and outstanding, 131,889 shares.
  Common Stock, $0.08 par value - 10,000,000 shares
    authorized; issued and outstanding, 1,154,390 shares
    at June 30,1999 and December 31, 1998                                92,350           92,350
  Additional Paid-In Capital                                          3,880,601        3,880,601
  Accumulated Deficit                                                (8,364,724)      (8,191,196)
                                                                      ---------        ---------
Total Shareholder's Deficiency                                       (4,259,884)      (4,086,356)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                        3,377,738        3,953,476




See accompanying notes to unaudited condensed consolidated financial statements.

                     MAGNAVISION CORPORATION & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Six months ended June 30
                                                                         1999            1998
                                                                       --------        --------
REVENUES
  Gross Revenues                                                      1,545,263         960,555
  Cost of Sales                                                         491,951         363,860
                                                                      ---------       ---------
  GROSS PROFIT                                                        1,053,312         596,695

OPERATING EXPENSES
  Salaries                                                              437,873         298,941
  Depreciation                                                          294,951         185,000
  General and Administrative Expenses                                   335,266         490,139
                                                                      ---------       ---------
TOTAL OPERATING EXPENSES                                              1,068,090         974,080

OPERATING LOSS                                                          (14,778)       (377,385)

OTHER INCOME (expense)
  Interest expense                                                     (123,187)        (74,804)
  Interest Income                                                        15,703          15,033
                                                                      ---------       ---------
     Total other income (expense)                                      (107,484)        (59,771)


LOSS BEFORE PROVISION FOR INCOME TAXES                                 (122,262)       (437,156)

PROVISION FOR INCOME TAXES                                                4,969           4,181
                                                                      ---------       ---------

NET LOSS                                                               (127,231)       (441,337)
                                                                      ---------       ---------

Preferred Stockholders Dividend Requirement                             200,000         200,000
Accretion of preferred stock                                             46,298          46,298
                                                                      ---------       ---------

Net loss to Common Stockholders                                        (373,529)       (687,635)
                                                                      ---------       ---------




Net Loss per Common Share Basic:                                          (0.32)         ($0.60)

Weighted Average Shares use to Compute net loss per share:
Basic                                                                 1,154,390       1,154,317

                                                                        Three  months ended June 30
                                                                          1999               1998
                                                                        --------          ---------
REVENUES
  Gross Revenues                                                        669,308             426,465
  Cost of Sales                                                         206,233             144,120
                                                                      ---------          ----------
  GROSS PROFIT                                                          463,075             282,345

OPERATING EXPENSES
  Salaries                                                              244,000             159,566
  Depreciation                                                          162,925              92,700
  General and Administrative Expenses                                   149,744             262,679
                                                                      ---------          ----------
TOTAL OPERATING EXPENSES                                                556,669             514,945

OPERATING LOSS                                                          (93,594)           (232,600)

OTHER INCOME (expense)
  Interest expense                                                      (62,230)            (36,041)
  Interest Income                                                        11,703               7,501
                                                                      ---------          ----------
     Total other income (expense)                                       (50,527)            (28,540)


LOSS BEFORE PROVISION FOR INCOME TAXES                                 (144,121)           (261,140)

PROVISION FOR INCOME TAXES                                                    0                  15
                                                                      ---------          ----------

NET LOSS                                                               (144,121)           (261,155)
                                                                      ---------          ----------

Preferred Stockholders Dividend Requirement                             100,000             100,000
Accretion of preferred stock                                             23,149              23,149
                                                                      ---------          ----------
Net loss to Common Stockholders                                        (267,270)           (384,304)
                                                                      ---------          ----------




Net Loss per Common Share Basic:                                         ($0.23)             ($0.33)

Weighted Average Shares use to Compute net loss per share:
Basic                                                                 1,154,390          1, 154,390





See accompanying notes to unaudited condensed consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                For the period December 31, 1998 to June 30,1999
                                   (UNAUDITED)

                                                   Series B                               Common             Common
                                                Preferred Stock                           Stock               Stock
                                                    Shares            Amount              Shares              Amount
Balance, December 31,1998                          131,889            131,889            1,154,390            92,350


Accretion of Preferred Stock

Net loss
                                                   -------            -------            ---------            ------
Balance, June 30, 1999                             131,889            131,889            1,154,390            92,350


                                                Additional
                                                 Paid in              Accumulated              Total
                                                  Capital               Deficit                Equity

Balance, December 31,1998                        3,880,601            (8,191,196)            (4,086,356)


Accretion of Preferred Stock                                             (46,297)               (46,297)

Net loss                                                                (127,231)              (127,231)
                                                 ---------             ---------              ---------
Balance, June 30, 1999                           3,880,601            (8,364,724)            (4,259,884)

See accompanying notes to unaudited condensed consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           Six months ended June 30
                                                                                                             1999             1998
                                                                                                           --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                                                                (127,231)        (441,337)
  Adjustments to Reconcile Net Loss to Net Cash provided by (used in) operating activities
     Depreciation and amortization                                                                         294,951          185,000
     Amortization of deferred financing cost                                                                    --           31,118
     Amortization of channel lease prepayments                                                              53,484           53,484
     Changes in Assets and Liabilities:
        Decrease(Increase) in Trade Accounts and
           Other Receivables                                                                                33,560           64,132
        Decrease in prepaid expenses                                                                             1               --
        Increase in Deposits                                                                                    --              789
        Decrease in Accounts Payable                                                                       (98,934)         (39,113)
        Decrease in Accrued expenses                                                                       (12,739)              --
        Increase in other assets                                                                           (30,978)              --
        Payment of note receivable from customer                                                           233,500               --
        Incerase in Security Depsits Payable                                                                 4,389               --
        Increase in Deferred Revenues                                                                     (144,608)         348,473
                                                                                                           -------          -------
                  Net cash provided by  operating activities                                               205,395          202,546

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment                                                                 (42,361)        (425,006)
                                                                                                           -------          -------
                  Net cash used in investing activities                                                    (42,361)        (425,006)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of  Long term debt                                                                             (346,615)          (1,009)
  Proceeds from Issuance of Common Stock                                                                        --            3,760
  Proceeds from Issuance BSB Line of Credit                                                                150,000               --
  Proceeds from Issuance Access Capital Line of Credit                                                          --          179,710
                                                                                                           -------          -------
                  Net cash (used in) provided by  financing activities                                    (196,615)         182,461

                       Net decrease in cash                                                                (33,581)         (39,999)
                                                                                                           -------          -------
  Cash beginning of period                                                                                 227,091          141,546
  Cash end of period                                                                                       193,510          101,547








See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1. Summary of Significant Accounting Policies:
The accompanying condensed consolidated financial statements include the accounts of Magnavision Corporation ("the Parent") and its wholly owned subsidiaries, (collectively the "Company"), the most significant of which are Magnavision Corporation (New Jersey), Magnavision Private Cable, Inc. and Magnavision Wireless Cable, Inc. In the opinion of management, all adjustments necessary for a fair presentation of financial statements have been included. Such adjustments consisted only of normal reoccurring items. The condensed consolidated financial statements for the quarters ending June 30, 1999 and June 30, 1998 are unaudited and should be read in conjunction with the Company's consolidated annual financial statements and notes thereto for the year ending December 31, 1998.

Long-Term Debt:
In September 1997, the Company and Access Capital, Inc. agreed to a $1,250,000 three-year revolving line of credit to be used to expand the Company's private cable business. Interest was payable currently under the line of credit at prime rate plus five and one-half percent (the contract rate) and all outstanding amounts were payable in September 2000. The line was secured with the lender by a pledge of private cable contracts and all other Company assets. In addition the lender received 138,536 warrants at an exercise price of $2.00 per share to purchase approximately 4% of the Company's stock on a fully diluted basis. The warrants contain a put and call option in the event that the Company sells a significant asset. The put option requires the Company to purchase a percentage of the lenders' warrants as required by a formula outlined in the amended agreement. This option can only be exercised upon the sale of a significant asset of the Company or change of control. Conversely, the call option allows the Company to purchase all the outstanding warrants at a price set by the formula stated above. The cost of either the put or call option can not be determined at this time since it is based upon the value of a sale of a significant asset which cannot be assured. The agreement with Access Capital, Inc. has been terminated, however, the warrant and their related terms remain outstanding.

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

On July 3, 1998, the Company and BSB Bank and Trust Company entered into an agreement to refinance the Company's existing credit line and to supply working capital. Magnavision borrowed the sum of $2.5 million, which bears interest at a fixed rate of 10% per annum and has a 5-year term. During the 6 months ended June 30, 1999, the Company made monthly installments of interest, plus 6 consecutive monthly payments of $24,000 of principal, payable in arrears, made in accordance with the agreed upon schedule starting October 1998 and one principal payment of $200,000 due June 15, 1999.

 The Company requested that $200,000 of the amount due June 15, 1999 be deferred until August 1, 1999, at which time the payment was made. For the next 12 months, monthly installments of interest plus 9 consecutive monthly payments of $30,000 of principal, payable in arrears, will be made in accordance with the agreed upon schedule and one principal payment of $400,000 due on June 15, 2000.

The loan was utilized to refinance existing debt and the remaining approximately $1.9 million was used to finance the completion of outstanding contracts for private cable television service at various locations and to complete the Fordham University Internet distribution system currently under contract. BSB Bank & Trust Company also granted the Company a $500,000 line of credit, to be used for future installations of private cable systems and general corporate purposes. On June 29, 1999, the Company borrowed $150,000 under the BSB's Line of Credit for working capital needs. This line of credit is at an interest rate of prime plus 1.5% payable monthly and will mature in 2 years. In connection with the above transaction, BSB Bank & Trust Company received 146,176 warrants to purchase approximately 4% of Magnavision's issued and outstanding capital stock on a fully diluted basis at an exercise price of $2.00 per share.

3. NON-QUALIFIED STOCK OPTION PLAN:
During the first quarter of 1999 Magnavision adopted a non-qualified stock option plan (the "Plan"). Under the Plan, options to purchase an aggregate of not more than 349,986 shares of common stock may be granted from time to time to key employees, including officers, advisors, and independent consultants or to any other persons. Under the Exchange Agreement and when the Plan was complete, options were also to be granted to employees under the Plan. Also under a letter agreement the President and C.E.O. was to receive 150,000 options at an exercise price of $1.00. As of January 19, 1999, the compensation committee awarded or caused to be issued 223,974 options including: 150,000 options to Robert Hoffman, 43,974 options issued pursuant to the Company's obligation under the Exchange Agreement at an exercise price of $2.00 per share and awarded 30,000 options to various employees at an exercise price of $2.00 per option.

The Company accounts for stock options issued to employees under A.P.B. No. 25 "Accounting for Stock Issued to Employee," as permitted by FAS No. 123 under which no compensation cost has been recognized for the options granted as they were issued above market value.

4. PREFERRED STOCK DIVIDENDS:
On June 30, 1999, the Company was in arrears on dividends to its preferred stockholders. The Company must pay all dividends $857,778 in arrears to preferred stockholders before paying any dividends to common stockholders. Also, the dividends in arrears are due upon mandatory redemption of the preferred stock due December 31, 2002, or earlier upon certain events.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
All of the Company's current revenues are derived from its private cable operations. The wireless channel capacity operations have not commenced, therefore, no revenue has been derived from the wireless operation.



The Registrant and its wholly owned subsidiary, Magnavision Private Cable, Inc., began service in February 1992 to various colleges and senior living centers facilities in the New York/New Jersey area utilizing direct satellite technology. This involves the use of antennas, which are installed at the facility and then separately wired on a room-by-room basis. As of June 30, 1999, the Company has long-term agreements with 42 facilities under which it is currently providing service to students and patients through outlets in rooms and common areas at such institutional facilities. The majority of the facilities using the Company's private cable service are in New Jersey and New York, but the Company's market area currently reaches from North Carolina to Massachusetts and west to Wisconsin.

The Company also has an Agreement with Fordham University pursuant to which the Company agreed to service approximately 3,000 students with a data delivery system using the existing cable television distribution system located at certain facilities.

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

Six Months Ending June 30, 1999 Compared to Six Months Ending June 30, 1998
For the six months ending June 30, 1999 gross profit increased $456,617 over the six months ending June 30, 1998. The increase was primarily a result of increased outlets on line in September 1998, and the revenue from the Fordham University Service Contract.

Total operating expenses increased $94,010 in the six months ending June 30, 1999 when compared to the six months ending June 30, 1998. Depreciation increased $109,951 and represented depreciation for increased property and equipment. Salaries increased $138,932, primarily due to the addition of the president's salary in 1999 and the payment of bonuses to certain employees. General and administrative expense decreased by $154,873 due mostly to reduced consulting fees in 1999.

Interest expense increased $48,383 from the six months ending June 30, 1999 when compared to the six months ending June 30, 1998. This increase is due to the increase of long-term debt for BSB Bank and Trust Company's loan.

Second Quarter 1999 Compared to Second Quarter 1998
For the second quarter 1999, gross profit increased $180,730 over the second quarter of 1998. The increase was a result of the television outlets that went on line in September 1998 and the revenue from the Fordham University service contract.

Total operating expenses increased $41,724 in the second quarter of 1999 when compared to the second quarter 1998. Depreciation accounted for $70,225 and related to increased property and equipment. Salaries increased $84,434 with the inclusion of the president's salary and bonuses paid to certain employees; and general and administrative expenses were $112,935 less due to the reduced professional fees, somewhat offset by the legal fees incurred in 1999 defending the Company concerning Cacomm, Inc. vs.
Magnavision Corporation complaint.

Interest expense increased $26,189 in the second quarter of 1999 when compared to the second quarter of 1998. The increase is due to the increase in debt for the BSB Bank and Trust Company's Loan.

LIQUIDITY AND CAPITAL RESOURCES
For the six months ending June 30, 1999 total cash decreased by $33,581. The net cash used in operating activities was $205,395 and is primarily due to the repayment of the note receivable from a customer.

Cash used in investing activities for the six months ended June 30, 1999 was $42,361 and was related to the purchases of cable equipment to increase the outlet count.

Cash flow used in financing activities was $196,615 for the six-month period ending June 30, 1999 which represented $150,000 of proceeds received from BSB's Line of Credit offset by payment of $346,615 made under long-term debt agreements.

For the six months ending June 30, 1998, total cash decreased by $39,999. The cash from operating activities was $202,546 mainly due to an increase in deferred revenues for the data system built at Fordham somewhat offset by operating losses.

Cash used in investing activities was $425,006 and was used to purchase cable television and equipment to increase the outlet count and data system equipment for Fordham.

Cash flows from financing activities were $182,461 and primarily represent proceeds from the credit line.

Since the inception of its cable service in 1992, the Company has experienced operating losses and negative cash flows. In addition, at June 30, 1999 the Company had a shareholder deficit and working capital deficiency.

The Company's capital commitments at June 30, 1999 include capital to construct Facilities at the Department of Education of the Archdiocese of New York (the "Archdiocese") and capital to place private cable systems on line at institutions the Company has contracts with. The Company has not commenced operation of a wireless system, and will require substantial funding to do so.

The Company intends to borrow the funds under its line of credit to complete the projects it has contracted.

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

YEAR 2000
The Year 2000 issue concerns the potential inability of information systems and technology based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. Systems that do not properly recognize such information could generate erroneous data or fail.

The Company has begun to implement steps in an attempt to ensure its Year 2000 readiness. The Company created awareness of the Year 2000 problem by developing an overall strategy. The Company then assessed the Year 2000 impact on the Company, identifying core business areas, processes and systems, ("systems"), identifying the systems that are not Year 2000 compliant. This also includes developing contingency plans for all critical systems. The final step involves converted or replaced platforms, applications, databases, utilities, and contingency plans as necessary.

Based on the review to date, the Company estimates the cost to resolve the Year 2000 issue are minimal. In the event that the renovation, validation or implementation phases require expenditures not currently foreseen or anticipated, the costs to resolve the Year 2000 issues will increase.

The Company is developing contingency plans for its worst case scenarios as part of the validation phase. At this time, the Company believes that the most critical systems are its signal delivery and reception systems. The Company believes that the failure of these critical systems because of Year 2000 issues is unknown. The Company also believes that a failure of its important, but less critical, environmental controls system, sales and marketing support system and internal information system, is remote.

We also are involved in limited contingency planning. In the event that undetected Year 2000 issues arise, the plans will be used to attempt to reduce the potential system problems. Our internal financial and sales and support system contingency plan includes making back-up copies of the data and systems. With respect to the third-party signal delivery system, the company uses more than two vendors and believes it will be able to offer limited programs in the event of a failure of one vendor system. Also the company will continue to contact the vendors in order to obtain certification of the Year 2000 readiness.

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

However, if such vendors of the signal delivery system are not Year 2000 compliant and their systems fail, the Company's business, financial condition and results of operations may be adversely impacted.

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

Item 3. Qualitative and Quantitative Disclosures about Market Risk. The Company has none.


PART II  OTHER INFORMATION

Item 1.  Litigation

CACOMM, INC vs. MAGNAVISION CORPORATION ETAL.
Reference was made in the Company's March 31, 1999, 10-K . On or about June 1, 1999, the Company was informed that the complaint filed in the court of Chancery of the State of Delaware entitled Cacomm, Inc. vs. Magnavision Corporation et.al filed on May 13, 1999, was dismissed by Cacomm, Inc.

PATRICK MASTRORILLI vs. MAGNAVISION CORPORATION
On June 21, 1999, the Company received a complaint filed in the Superior Court of New Jersey Loan Division in an action entitled Patrick Mastrorilli vs. Magnavision Corporation. This litigation relates to a former director and officer's claim for future commissions due him on contracts and renewals placed by him. The company is reviewing this action.


Item 2.  Election of a Director

On June 3, 1999, the Board of Directors approved the election of Cacomm Inc.'s appointee, Brian Mastrorilli, to the Board. Mr. Mastrorilli has been Vice President of Technical Operations at Magnavision since April 1991. He was also a Director of Cacomm Inc. until May 1999, when he resigned to become a Director of Magnavision.

Item 6.  Exhibits and Reports on Form 8-K

      a) Exhibits
         None
      b) Reports on Form 8-K
         No Reports on Form 8-K were filed by the Company during the Quarter ending June 30, 1999.




Pursuant to the Requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 16, 1999.                               -----------/S/-------------
                                                          Jeffrey Haertlein
                                                    Principal Accounting Officer