Form 10-Q
period 1999-09-30
MAGNAVISION CORPORATION
filed 1999-11-12
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Registrant's Common Stock outstanding on November 1, 1999 was 1,162,467.
Documents Incorporated by Reference: None.

PART I.  Financial Information
         ---------------------

Item 1.  Financial Statements (Unaudited)
         --------------------------------

Condensed Consolidated Balance Sheets - September 30, 1999 and December 31, 1998

Condensed Consolidated Statements of Operations - Three and Nine months ended September 30, 1999 and 1998.

Condensed Consolidated Statements of Stockholders' Deficiency - Period December 31, 1998 to September 30, 1999.

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 1999 and 1998.

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.
         -----------------------------------------------------------

Item 5.  Change-of-Control Policies.
         ---------------------------

Item 6. Subsequent Events - MagnaVision announces proposed sale of Private Cable Assets.
         -----------------------------------------------------------------------

Item 7.  Exhibits and Reports.
         ---------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1.  Summary of Significant Accounting Policies:
-----------------------------------------------
The accompanying condensed consolidated financial statements include the accounts of Magnavision Corporation ("the Parent") and its wholly owned subsidiaries, (collectively the "Company"), the most significant of which are Magnavision Corporation (New Jersey), Magnavision Private Cable, Inc. and Magnavision Wireless Cable, Inc. In the opinion of management, all adjustments necessary for a fair presentation of financial statements have been included. Such adjustments consisted only of normal reoccurring items. The condensed consolidated financial statements for the quarters ending September 30, 1999 and September 30, 1998 are unaudited and should be read in conjunction with the Company's consolidated annual financial statements and notes thereto for the year ending December 31, 1998.

2.  Long-Term Debt:
-------------------
In September 1997, the Company and Access Capital, Inc. agreed to a $1,250,000 three-year revolving line of credit to be used to expand the Company's private cable business. Interest was payable currently under the line of credit at prime rate plus five and one-half percent (the contract rate) and all outstanding amounts were payable in September 2000. The line was secured with the lender by a pledge of private cable contracts and all other Company assets. In addition the lender received 138,536 warrants at an exercise price of $2.00 per share to purchase approximately 4% of the Company's stock on a fully diluted basis. The warrants contain a put and call option in the event that the Company sells a significant asset. The put option requires the Company to purchase a percentage of the lenders' warrants as required by a formula outlined in the amended agreement. This option can only be exercised upon the sale of a significant asset of the Company or change of control. Conversely, the call option allows the Company to purchase all the outstanding warrants at a price set by the formula stated above. The cost of either the put or call option can not be determined at this time since it is based upon the value of a sale of a significant asset which cannot be assured. The agreement with Access Capital, Inc. has been repaid with the proceeds of the BSB Bank & Trust Company agreement (see below). The Company incurred a penalty in connection with the termination together with the write-off of the unamortized deferred financing costs have been classified as an extraordinary item in the accompanying 1998 condensed, consolidated statements of operations. The warrant and their related terms remain outstanding.

On July 3, 1998, the Company and BSB Bank & Trust Company entered into an agreement to refinance the Company's existing credit line and to supply working capital. Magnavision borrowed the sum of $2.5 million, which bears interest at a fixed rate of 10% per annum and has a 5-year term. During the 9 months ended September 30, 1999, the Company made monthly installments of interest, plus 6 consecutive monthly payments of $24,000 of principal, payable in arrears, made in accordance with the agreed upon schedule which started October 1998 and one principal payment of $400,000 due June 15, 1999.

The Company requested that $200,000 of the amount due June 15, 1999 be deferred until August 1, 1999, at which time the payment was made. For the next 12 months, monthly installments of interest plus 9 consecutive monthly payments of $30,000 of principal, payable in arrears, will be made in accordance with the agreed upon schedule and one principal payment of $400,000 is due on June 15, 2000.

The loan was utilized to refinance existing debt and the remaining approximately $1.9 million was used to finance the completion of outstanding contracts for private cable television service at various locations and to complete the Fordham University Internet distribution system currently under contract. BSB Bank & Trust Company also granted the Company a $500,000 line of credit, to be used for future installations of private cable systems and general corporate purposes. As of September 30, 1999, the Company has borrowed $250,000 under the BSB's Line of Credit for working capital needs. This line of credit is at an interest rate of prime plus 1.5% payable monthly and will mature in June 2000. In connection with the 1998 above transactions, BSB Bank & Trust Company received 146,176 warrants to purchase approximately 4% of Magnavision's issued and outstanding capital stock on a fully diluted basis at an exercise price of $2.00 per share.

3.  NON-QUALIFIED STOCK OPTION PLAN:
------------------------------------
During the first quarter of 1999 Magnavision adopted a non-qualified stock option plan (the "Plan"). Under the Plan, options to purchase an aggregate of not more than 349,986 shares of common stock may be granted from time to time to key employees, including officers, advisors, and independent consultants or to any other persons. Under the Exchange Agreement (a copy which was filed with the company's 10K for the year ending December 31, 1997) and when the Plan was complete, options were also to be granted to employees under the Plan. Also under a letter agreement, the President and C.E.O. was to receive 150,000 options at an exercise price of $1.00. As of January 19, 1999, the compensation committee awarded or caused to be issued 223,974 options including: 150,000 options to Robert Hoffman, 43,974 options issued pursuant to the Company's obligation under the Exchange Agreement at an exercise price of $2.00 per share and awarded 30,000 options to various employees at an exercise price of $2.00 per option.

The Company accounts for stock options issued to employees under A.P.B. No. 25 "Accounting for Stock Issued to Employee," as permitted by FAS No. 123 under which no compensation cost has been recognized for the options granted as they were issued above market value.

4.  PREFERRED STOCK DIVIDENDS:
------------------------------
On September 30, 1999, the Company was in arrears on dividends to its preferred stockholders. The Company must pay dividends of $957,778 in arrears to preferred stockholders before paying any dividends to common stockholders. Also, the dividends in arrears are due upon mandatory redemption of the preferred stock due December 31, 2002, or earlier upon certain events.

5.  EQUITY TRANSACTION
----------------------
During the third quarter of 1999, an option holder exercised options to purchase 8,077 shares of common stock at $2.00 per share.

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

The Registrant and its wholly owned subsidiary, Magnavision Private Cable, Inc., began service in February 1992 to various colleges and senior living centers facilities in the New York/New Jersey area utilizing direct satellite technology. This involves the use of antennas, which are installed at the facility and then separately wired on a room-by-room basis. As of September 30, 1999, the Company has long-term agreements with 41 facilities under which it is currently providing service to students and patients through outlets in rooms and common areas at such institutional facilities. The majority of the facilities using the Company's private cable service are in New Jersey and New York, but the Company's market area currently reaches from North Carolina to Massachusetts and west to Wisconsin.

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

Nine Months Ending September 30, 1999 Compared to Nine Months Ending
September 30, 1998
--------------------------------------------------------------------
For the nine months ending September 30, 1999 gross profit decreased $51,797 over the nine months ending September 30, 1998. The decrease in gross profit in 1998 was a result of non-reoccurring revenues from the sale of installed equipment at various sites during 1998, which was not included in the revenue of 1999.

Total operating expenses increased $95,108 in the nine months ending September 30, 1999 when compared to the nine months ending September 30, 1998. Depreciation represented $111,610 of the increase and relates to the purchase of additional equipment.

Salaries increased $159,722, primarily due to the addition of the president's salary in 1999 and the payment of bonuses to certain employees. General and administrative expenses decreased by $176,224, due mostly to reduced consulting fees in 1999.

Interest expense increased $54,718 in the first nine months ending September 30, 1999 when compared to the nine months ending September 30, 1998. This increase is due to the increase of long-term debt relating to BSB Bank & Trust Company's loan.

The extraordinary item in 1998 was the write-off of deferred financing cost and prepayment penalty after the pay-off of the Access Capital line-of-credit after the Company obtained the new term loan.

Third Quarter 1999 Compared to Third Quarter 1998
-------------------------------------------------
For the third quarter 1999, gross profit decreased $404,820 over the third quarter of 1998. The decrease was a result of non-reoccurring revenue from the sale of installed equipment at various sites during September 1998, which was not included in the revenue of 1999.

Total operating expenses increased $1,099 in the third quarter of 1999 when compared to the third quarter 1998. Salaries increased $20,791 due to annual increases to various employees; and general and administrative expenses were $21,351 less than 1998 due to the reduced professional fees in 1999.

Interest expense increased $6,336 in the third quarter of 1999 when compared to the third quarter of 1998. The increase is due to the increase in long-term debt relating to the BSB Bank & Trust Company's loan.

The extraordinary item in 1998 was the write-off of deferred financing cost and prepayment penalty after the pay-off of the Access Capital line-of-credit after the Company obtained the new term loan.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
For the nine months ending September 30, 1999 total cash decreased by $64,660. The net cash provided by operating activities was $332,598 and is primarily due to the repayment of the note receivable from a customer.

Cash used in investing activities for the nine months ended September 30,1999 was $120,353 and was related to the purchases of cable equipment to increase the outlet count.

Cash flow used in financing activities was $276,905 for the nine-month period ending September 30, 1999 which represented $250,000 of proceeds received from BSB Bank & Trust Company under the Line of Credit offset by payments of $548,357 made under long-term debt agreements.

For the nine months ending September 30, 1998, total cash increased by $17,864. The cash used by operating activities was $907,955 mainly due to an increase in trade accounts and other receivables related to the data system being built at Fordham University and other cable television builds and the notes from Fordham University for the purchase of equipment.

Cash used in investing activities was $1,118,928 and was used to purchase cable television and equipment to increase the outlet count and data system equipment for Fordham.

Cash flows from financing activities was $2,044,747 and primarily represents proceeds from the term loan less the pay off of the Access Capital line of credit.

The Company's capital commitments at September 30, 1999 include capital to/construct Facilities at the Department of Education of the Archdiocese of New York (the "Archdiocese") and capital to place a private cable system on line at an institution the Company has contracts with. The Company has not commenced operation of a wireless system, and will require substantial funding to do so.

The Company intends to borrow the funds under its line of credit to complete the projects it has contracted.

Since inception of its cable service in 1992, the Company has experienced operating losses and negative cash flows. In addition, at September 30, 1999, the Company had a shareholder deficit and working capital deficiency.

The Company is exploring various strategic alternatives relating to its Channel Lease Agreement with the Archdiocese and its Private Cable Operations including potential strategic alliances, joint ventures or a sale or other disposition of the Company's rights under such agreement and/or the Private Cable Operations. See Item 6, Magnavision announces proposed sale of private cable assets. Also, management believes that with the continued expansion of the Company's private cable operations should produce positive cash flows in the future. However, no assurances can be given that the Company will successfully accomplish any strategic alternative related to the Channel Lease Agreement, the Private Cable Operations or to expand the private cable operations to produce positive cash flows, on a timely basis or at all.

YEAR 2000
---------
The Year 2000 issue concerns the potential inability of information systems and technology based operating systems to properly recognize and process date-sensitive information beyond December 31, 1999. Systems that do not properly recognize such information could generate erroneous data or fail.

The Company has begun to implement steps in an attempt to ensure its Year 2000 readiness. The Company created awareness of the Year 2000 problem by developing an overall strategy. The Company then assessed the Year 2000 impact on the Company, identifying core business areas, processes and systems, ("systems"), identifying the systems that are not Year 2000 compliant. This also includes developing contingency plans for all critical systems. The final step involves converting or replacing platforms, applications, databases, utilities, and contingency plans as necessary.

Based on the review to date, the Company estimates the cost to resolve the Year 2000 issue are minimal. In the event that the renovation, validation or implementation phases require expenditures not currently foreseen or anticipated, the costs to resolve the Year 2000 issues will increase.

The Company is developing contingency plans for its worst case scenarios as part of the validation phase. At this time, the Company believes that the most critical systems are its signal delivery and reception systems. The Company believes that the potential failure of these critical systems related to Year 2000 issues is unknown. The Company also believes that a failure of its important, but less critical, environmental controls system, sales and marketing support system and internal information system, is remote.

In the event that undetected Year 2000 issues arise, the plans will be used to attempt to reduce the potential system problems. Our internal financial and sales and support system contingency plan includes making back-up copies of the data and systems. With respect to the third-party signal delivery system, the company uses more than two vendors and believes it will be able to offer limited programs in the event of a failure of one vendor system. Also, the Company will continue to contact the vendors in order to obtain certification of the Year 2000 readiness.

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

Item 3.  Qualitative and Quantitative Disclosures about Market Risk.
         -----------------------------------------------------------
         The Company has none.

PART II  OTHER INFORMATION
         -----------------

Item 1.  Litigation

CACOMM, INC vs. MAGNAVISION CORPORATION ETAL.
---------------------------------------------
Reference was made in the Company's 10-Q for March 31, 1999. On or about June 1, 1999, the Company was informed that the complaint filed in the court of Chancery of the State of Delaware entitled Cacomm, Inc. vs. Magnavision Corporation et.al filed on May 13, 1999, was dismissed by Cacomm, Inc.

PATRICK MASTRORILLI vs. MAGNAVISION CORPORATION
-----------------------------------------------
On June 21, 1999, the Company received a complaint filed in the Superior Court of New Jersey Legal Division in an action entitled Patrick Mastrorilli vs. Magnavision Corporation. This litigation relates to a former director and officer's claim for alleged future commissions due him on contracts and current renewals placed by him. The company is reviewing this action.


Item 2.  Election of a Director

On June 3, 1999, the Board of Directors approved the election of Cacomm Inc.'s appointee, Brian Mastrorilli, to the Board. Mr. Mastrorilli has been Vice President of Technical Operations at Magnavision since April 1991. He was also a Director of Cacomm Inc. until May 1999, when he resigned to become a Director of Magnavision.


Item 5.  Change-of-Control Policies

During the third quarter, the Company adopted policies for the purpose of retaining the services of its employees during a change-of-control of the Company and paying severance to employees who are terminated as a result of a change-of-control. The policies are limited in scope and duration, and are effective only if there is a change-of-control prior to January 1, 2000. A change-of-control is defined in the policies as any event that would be reportable in Item 1(a) of SEC Form 8-K, including, without limitation, any event that causes any person, directly or indirectly, to become the beneficial owner of 50% or more of the securities ordinarily having the right to vote at the election of directors of the company or the sale of all or substantially all of the company's assets or the assets of a wholly owned subsidiary.

The change-of-control policy for non-officer employees calls for both retention pay and severance pay. The amount of retention incentive pay is up to three months' base pay for each eligible employee. The amount of severance pay is up to nine months' base pay for each eligible employee with three or more years of service and up to six months' base pay each eligible employee with more than one year of service.

The change-of control policy for employees who are corporate officers, with the exception of the President and C.E.O. who has a separate plan, provides for severance pay in an amount up to 12 months base pay for each eligible employee and immediate vesting of all issued and outstanding stock options, subject to certain limitations.

The change-of-control agreement for the President and C.E.O. provides for severance pay in an amount equal to 12 months base pay upon a change-of-control prior to June 1, 2000.

Item 6. Subsequent Events - MagnaVision announces proposed sale of Private Cable Assets

On November 3, 1999 - MagnaVision Corporation (OTC Bulletin Board: MAGV) and Lamont Television Systems, Inc. (dba Campus TeleVideo) announced that they have entered into a non-binding Letter of Intent under which Campus TeleVideo proposes to purchase the service contracts and related fixed assets of MagnaVision's private cable operations for a price of $7.5 million in cash. The transaction is subject to the completion of due diligence, necessary approvals and consents, and the preparation and execution of a definitive agreement within a 60 day exclusivity period, and other conditions. Daniels & Associates is assisting MagnaVision in the transaction.

Item 7.  Exhibits and Reports on Form 8-K

      a) Exhibits
          None
      b) Reports on Form 8-K  Date: 11/9/99
                                    ---------------


Pursuant to the Requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 12, 1999.                        -----------/S/------------------
                                                              Jeffrey Haertlein
                                                Principal Accounting Officer

ITEM 1.  FINANCIAL INFORMATION

MAGNAVISION CORPORATION & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30     December 31
ASSETS                                                                 1999            1998
                                                                       ----            ----
                                                                    (UNAUDITED)
CURRENT ASSETS
     Cash                                                              162,431        227,091
     Trade Accounts and Other Receivable                               379,125        276,203
     Notes receivable from customer                                    441,271        467,000
     Shareholder Loans Receivable                                       33,409         38,707
     Prepaid Expenses                                                    1,985          1,986
                                                                    -------------------------
          Total Current Assets                                       1,018,221      1,010,987

PROPERTY AND EQUIPMENT
     Property and Equipment at Cost                                  3,197,538      3,077,185
     Less:  Accumulated Depreciation                                (1,523,332)    (1,122,022)
                                                                    -------------------------
          Net Property and Equipment                                 1,674,206      1,955,163

OTHER ASSETS
     Notes receivable from customer, net of current portion                           441,271
     Prepaid lease expense                                             463,490        543,716
     Other assets                                                       30,978          --
     Deposits                                                            2,339          2,339
                                                                    -------------------------
TOTAL ASSETS                                                         3,189,234      3,953,476
                                                                    =========================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts Payable                                                  104,922        212,390
     Accrued Expenses                                                  133,231        169,384
     Deferred Revenues                                                 394,740        354,596
     Line of Credit                                                    250,000          --
     Current Portion of Long-Term Debt                                 777,753        640,642
                                                                    -------------------------
          Total Current Liabilities                                  1,660,646      1,377,012

Security Deposits                                                      176,692        172,303
Long-Term Debt, net of current portion                               1,214,000      1,899,468

Commitments and contingencies

Series A Preferred Stock, $1 par value, 9,850,000
       shares authorized; issued and  outstanding, 5,000,000
       shares, net of unamortized discount                           4,660,493      4,591,049
SHAREHOLDERS' DEFICIENCY
     Series B Preferred Stock, $1 par value , 150,000 shares           131,889        131,889
       authorized; issued and outstanding, 131,889 shares.
     Common Stock, $0.08 par value - 10,000,000 shares
       authorized; issued and outstanding, 1,162,467 shares
       at September 30,1999 and 1,154,390 shares
       at December 31, 1998, respectively                               92,996         92,350
     Additional Paid-In Capital                                      3,896,109      3,880,601
     Accumulated Deficit                                            (8,643,591)    (8,191,196)
                                                                    -------------------------
Total Shareholder's Deficiency                                      (4,522,597)    (4,086,356)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                       3,189,234      3,953,476
                                                                    =========================

See accompanying notes to unaudited condensed consolidated financial statements.          F-2

MAGNAVISION CORPORATION & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED)

                                                           Nine months ended September 30        Three  months ended September 30
                                                                1999           1998                   1999             1998
                                                                ----           ----                   ----             ----
REVENUES
     Gross Revenues                                          2,083,214        2,871,617              537,951         1,911,062
     Cost of Sales                                             693,223        1,533,423              201,272         1,169,563
                                                            ---------------------------            ---------------------------
     GROSS PROFIT                                            1,389,991        1,338,194              336,679           741,499

OPERATING EXPENSES
     Salaries                                                  635,815          476,093              197,943           177,152
     Depreciation                                              401,310          289,700              106,359           104,700
     General and Administrative Expenses                       572,111          748,335              236,845           258,196
                                                            ---------------------------            ---------------------------
TOTAL OPERATING EXPENSES                                     1,609,236        1,514,128              541,147           540,048

OPERATING LOSS                                                (219,245)        (175,934)            (204,468)          201,451

OTHER INCOME (EXPENSE)
     Interest expense                                         (181,536)        (126,818)             (58,349)          (52,013)
     Interest Income                                            23,203           22,532                7,500             7,499
                                                            ---------------------------            ---------------------------
          Total other income (expense)                        (158,333)        (104,286)             (50,849)          (44,514)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
AND EXTRAORDINARY ITEM                                        (377,578)        (280,220)            (255,317)          156,937

PROVISION FOR INCOME TAXES                                       5,371            4,181                  402                --
                                                            ---------------------------            ---------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                       (382,949)        (284,401)            (255,719)          156,937

EXTRAORDINARY ITEM-LOSS ON EXITNGUISHMENT OF DEBT                   --          165,779                   --           165,779
                                                            ---------------------------            ---------------------------
NET LOSS                                                      (382,949)        (450,180)            (255,719)           (8,842)
                                                            ---------------------------            ---------------------------
Preferred Stockholders Dividend Requirement                    300,000          300,000              100,000           100,000
Accretion of preferred stock                                    69,447           69,447               23,149            23,149
                                                            ---------------------------            ---------------------------
Net loss to Common Stockholders                               (752,396)        (819,627)            (378,868)         (131,991)
                                                            ---------------------------            ---------------------------

Net Loss per Common Share Basic:
Income (Loss) before extraordinary item                          (0.65)           (0.57)               (0.33)             0.03
Extraordinary item                                                  --            (0.14)                  --             (0.14)
Net Loss                                                        ($0.65)          ($0.71)              ($0.33)           ($0.11)

Weighted Average Shares use to Compute net loss per share:
Basic                                                        1,156,748        1,154,342            1,161,413         1,154,390

See accompanying notes to unaudited condensed consolidated financial statements.          F-3

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
For the period  December  31, 1998 to September 30,1999
                  (UNAUDITED)

                                            Series B                     Common           Additional                      Total
                                         Preferred Stock                  Stock             Paid in      Accumulated   Stockholders'
                                       Shares       Amount         Shares       Amount      Capital        Deficit      Deficiency
Balance, December 31,1998             131,889      131,889        1,154,390     92,350      3,880,601     (8,191,196)    (4,086,356)

Accretion of Preferred Stock                                                                                 (69,446)       (69,446)

Common Stock Issued                                                   8,077        646         15,508                        16,154

Net loss                                                                                                    (382,949)      (382,949)

                                      ---------------------------------------------------------------------------------------------
Balance, September 30, 1999           131,889      131,889        1,162,467     92,996      3,896,109     (8,643,591)    (4,522,597)


See accompanying notes to unaudited condensed consolidated financial statements.          F-4

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED)

                                                                                                   Nine months ended September 30
                                                                                                        1999              1998
                                                                                                        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                                                         (382,949)         (450,180)
     Adjustments to reconcile net loss to net cash provided by (used in) operating activities
          Extraordinary item                                                                                             165,779
          Depreciation                                                                                 401,310           289,700
          Amortization of deferred financing cost                                                        --               31,121
          Amortization of channel lease prepayments                                                     80,226            80,226
          Changes in Assets and Liabilities:
               Increase in Trade Accounts and
                     Other Receivable                                                                 (102,922)         (450,112)
               Decrease in prepaid expenses                                                                  1             3,350
               Increase in Deposits                                                                      --               (6,776)
               Increase (Decrease) in Accounts Payable                                                (107,470)           79,526
               Increase (Decrease) in Accrued expenses                                                 (36,153)           82,959
               Increase in other assets                                                                (30,978)            --
               Increases in Security Deposits Payable                                                    4,389            18,248
               Increase in Deferred Revenues                                                            40,144            82,204
               Increase (decrease) in notes receivable from customer                                   467,000          (834,000)
                                                                                                     ---------------------------
                          Net cash provided by (used in) operating activities                          332,598          (907,956)

CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of property and equipment                                                       (120,353)       (1,118,928)
                                                                                                     ---------------------------
                          Net cash used in investing activities                                       (120,353)       (1,118,928)

CASH FLOWS FROM FINANCING ACTIVITIES
        Payments of  Long term debt                                                                   (548,357)           (2,317)
        Payment of Access Capital Line of Credit                                                         --             (456,696)
        Proceeds from Issuance of Common Stock                                                          16,154             3,760
        Repayment of Shareholder Loans  Receivable                                                       5,298             --
        Proceeds from Issuance BSB Term Loan                                                             --            2,500,000
        Proceeds from Issuance of BSB Credit Line                                                      250,000             --
                                                                                                     ---------------------------
                          Net cash (used in) provided by  financing activities                        (276,905)        2,044,747

                                  Net increase (decrease) in cash                                      (64,660)           17,863
                                                                                                     ---------------------------

    Cash beginning of period                                                                           227,091           141,546
    Cash end  of period                                                                                162,431           159,409

See accompanying notes to unaudited condensed consolidated financial statements.          F-5