Form 10-K
period 1999-12-31
MAGNAVISION CORPORATION
filed 2000-04-14
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                       ----------------------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to______________________

Commission  File No. 33-9030

                             MAGNAVISION CORPORATION
             (exact name of registrant as specified in its charter)

         DELAWARE                                               22-2741313
--------------------------                                   ----------------
(State or other jurisdiction                                  (IRS Employer
     of incorporation                                      Identification No.)

                     1725 ROUTE 35, WALL, NEW JERSEY       07719
                 -------------------------------------------------
                (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (732) 449-1200

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

The number of shares of Registrant's Common Stock outstanding on March 31, 2000 was 1,154,390.

Documents Incorporated by Reference:  None.

                                    P A R T  I

ITEM 1. BUSINESS

All common share amounts and prices presented in this report reflect the effects of the 1-for-20 reverse split effected May 8, 1997.

THE STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THE EXHIBITS HERETO, RELATING TO MAGNAVISION CORPORATION'S FUTURE OPERATIONS MAY CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ACTUAL RESULTS OF THE COMPANY MAY DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AND MAY BE AFFECTED BY A NUMBER OF FACTORS INCLUDING THE COMPANY'S ABILITY TO EXECUTE ITS WIRELESS PLAN, THE COMPANY'S ABILITY TO GENERATE REVENUE, THE ABILITY OF THE COMPANY TO COMPLETE PROJECTS, TO ATTRACT ONE OR MORE NEW STRATEGIC PARTNERS, THEIR WILLINGNESS TO ENTER INTO ARRANGEMENTS WITH MAGNAVISION CORPORATION ON A TIMELY BASIS AND THE TERMS OF SUCH ARRANGEMENTS, THE RECEIPT OF REGULATORY APPROVALS FOR ALTERNATIVE USES OF ITS MMDS SPECTRUM, THE COMMERCIAL VIABILITY OF ANY ALTERNATIVE USE OF MMDS SPECTRUM CONTEMPLATED BY THE COMPANY'S BUSINESS PLAN, CONSUMER ACCEPTANCE OF ANY NEW PRODUCTS OFFERED OR TO BE OFFERED BY MAGNAVISION CORPORATION, SUBSCRIBER EQUIPMENT AVAILABILITY, TOWER SPACE AVAILABILITY, ABSENCE OF INTERFERENCE AND THE ABILITY OF ITS COMPANY TO REDEPLOY OR SELL EXCESS EQUIPMENT, THE ASSUMPTIONS, RISKS AND UNCERTAINTIES SET FORTH BELOW IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE HEREIN, AS WELL AS OTHER FACTORS CONTAINED HEREIN AND IN THE COMPANY'S OTHER SECURITIES FILINGS. FURTHERMORE, THE FINANCING OBTAINED BY THE COMPANY TO DATE WILL NOT ENABLE IT TO MEET ITS FUTURE CASH NEEDS AS CONTEMPLATED IN THE BUSINESS PLAN.

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

In August 1995, the Company entered into a $5,000,000 lending facility with a bank and two small business investment companies. In May 1997, pursuant to an Exchange Agreement, the Company and its lenders agreed to exchange the entire $5 million of the lending facility for 8% redeemable preferred stock due in 2002. The then current loan balance, along with the unused balance of the $5 million line was exchanged for redeemable preferred stock, which has five-year mandatory redemption provisions, which are accelerated upon certain liquidity events. In connection with this transaction, all covenants and defaults under the former lending facility were waived. At closing, the Company drew down the balance of its line of approximately $800,000 after expenses. The Company issued redeemable preferred stock (Series A preferred stock) in the amount of $5 million, with an 8% preferred dividend, and issued additional warrants (new warrants) to purchase additional shares of common stock, representing approximately 20% of the common stock at $2.00 per share after a 1-for-20 reverse stock split. The exercise price of the original issued warrants, $.27 and $.38 per share, was reduced to $.10 per share prior to such reverse stock split.

The Series A Preferred Shareholders received a total of 1,826,932 warrants at an exercise price of $2.00 per share to purchase 58% of the Company's common stock, acquired the right to and have elected a majority of the Board of Directors, and thus have effected a change of control of the Company. In connection with the exchange, the Company issued a note to its lenders totaling $105,468. This note, bearing 10% interest, represented the interest due in May 1997. Both interest and principal were originally payable on May 8, 1998. At year end 1997, the redeemable preferred stockholders agreed to extend the maturity of the note to May 8, 1999 and at year end 1998 agreed to extend the maturity to May 8, 2000.

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

BSB Bank & Trust Company also granted the Company a $500,000 line of credit, to be used for future installations of private cable systems and general corporate purposes. This line of credit, of which $250,000 has been used as of December 31, 1999, is at an interest rate of prime plus 1.5% payable monthly and will mature in June of this year. Interest and principal payments are current.

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

Since entering into the Channel Lease Agreement, the Company has conducted various marketing and engineering activities to facilitate the planned operation of a wireless system and, pursuant to the requirements of the Channel Lease Agreement, made an escrow deposit of approximately $900,000 to the Department in September 1995 which is to be utilized for system reconstruction. However, as of the date hereof, the Company has not commenced operation of a wireless system and will require substantial additional funding in order to do so. There is no assurance that such funding will be available. The Company is exploring finding potential joint venture partners to use the spectrum available to it under the Channel Lease Agreement or a sale of the Agreement. There can be no assurance that there will be consumer demand for use of the spectrum including Internet access services, that the Company and its partners will be able to compete against other providers, that the Company and its partners can attract and retain qualified personnel, that the Company can find a joint venture partner, that the Company and its partners will be able to achieve profitability from such services in future years, or that the Company will be able to sell the Agreement.

Apart from development of its wireless television system, the Company has been engaged since 1992 in the business of offering a private cable television service to colleges, universities, nursing homes and hospitals throughout the Eastern Portion of the United States.

PRIVATE CABLE BUSINESS

General

Private cable television service is a multi-channel subscription television service where the programming is received at a facility by satellite receiver and then transmitted via coaxial cable and fiber throughout private property, often multiple dwelling units ("MDUs"). Private cable companies operate under agreements with private landowners to service a specific MDU, institution, or commercial establishment.

Since 1992, the Company has offered private cable television services to various colleges, universities and nursing home facilities, primarily in the northeastern United States. To date, the Company has entered into or been awarded contracts with 39 facilities.

As of December 31, 1999, the Company had long term (generally 5-10 year) agreements with a total of 39 institutions located primarily in the New York, New Jersey, Pennsylvania area, but extending as far north as Massachusetts, and as far south as North Carolina. For the year ended December 31, 1999, the Company generated approximately $2,962,016 of revenues (which constituted 100% of the Company's total revenues for the year) from this business. For the year ended December 31, 1999, revenues from Fordham University which utilized both a data system and the Company's private cable television services was 21% and Montclair State University and North Calolina A&T account for about 8% of total revenues each.

The Company has started offering a high-speed data system using cable modem technology to deliver data over the television cable system. The benefit of using this system is that an Institution can access high-speed data and Internet access without the expense of rewiring the campus. The Company has successfully implemented this system at Fordham University.

In the Spring of 1999, the Board of Directors instructed management to explore various strategic alternatives for the Company. Management reported on various alternatives at numerous meetings and the Board of Directors approved certain initiatives.

On the March 30, 2000, the majority shareholders of Magnavision voted to accept the following sale of the private cable assets to Lamont Television Systems, Inc.

On March 15, 2000, Magnavision Corporation and Lamont Television Systems, Inc. entered into an Asset Purchase Agreement as of February 29, 2000, to purchase the service contracts and related fixed assets of Magnavision Corporation's Private Cable Operation for $7.5 million. The transaction closed on March 30, 2000, with the Company receiving approximately $6,700,000 of the proceeds in cash after the establishment of an escrow account of approximately $200,000 and other closing adjustments. The Company used part of the proceeds to pay off its loan to BSB Bank & Trust Company in the amount of $1,954,000 and its notes to both IBJS Whitehall and KOCO Capital totaling $105,468 in the aggregate plus the accrued interest. Other portions of the net proceeds were be used to pay commissions of $300,000 due under this transaction and to establish accruals for severance and retention payments and legal fees totaling $330,000. The Company also will accrue approximately $1.2 million for State and Federal taxes. In addition, the May 1997 Exchange Agreement and the Company's Certificate of Incorporation as amended requires a payment of 25% of the net proceeds of the sale or approximately $1.7 million to be used to retire a portion of the Company's Series A Preferred Stock and the related preferred stock accumulated dividend outstanding. The number of shares of Series A Preferred Stock remaining after the 25% payoff is 3,643,692 shares and the accumulated preferred stock dividend has been reduced by $314,664.

Magnavision continues to hold long-term rights to use fixed wireless spectrum at seven existing transmission sites in New York and additional sites in New Jersey. The Company intends to use its best efforts to either develop or sell the wireless spectrum, although, no assurances can be made that it will either be developed or sold.

Agreements with Institutions

The Company has long-term agreements to provide service to 39 facilities used by students and patients, with approximately 16,000 outlets for television and 3,200 data drops.

From the date a contract is signed, it generally takes approximately three months to complete an installation and to make a site operational or place it "on line". Except for one college and two senior living facilities where the Company bills residents directly, the Company receives its fees on a monthly basis (nine (9) months a year for colleges and universities) directly from these institutions, which include such charges in the tuition or other fees to students or residents of the subject facilities.

The Company believes that the potential market for this segment of its business is, in the near term, located in the Eastern portion of the United States. Only a small portion of the Company's revenues to date include fees from advertisers.

Sales and Marketing

The Company's sales and marketing efforts in the private cable business, be it television or data system, were focused primarily upon institutions with concentrated populations, such as colleges and universities with dormitories, nursing homes and other such locations. Institutional subscribers were asked to commit to long-term agreements. Some state institutions are prohibited from entering into long-term agreements, but the Company expects that once it had wired the subject facility and provided private cable television service the relationship will become one of long term duration.

Competition

The Company's competition in the residential private cable business consists of numerous private cable operators located throughout the United States, none of which is deemed to be a dominant factor. Among the private cable operators, the largest provider to colleges and universities appears to be Campus Televideo, which has purchased the Private Cable assets of the Company. In addition to this competition, any local cable operator, as well as any other cable television programming distributor, can service these institutions in direct competition with the Company.

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

The Company, with a potential joint venture partner, intends to develop a digital wireless cable system with its ITFS leased spectrum as an alternative use of this spectrum including data and Internet access or the Company intends to sell its rights in the lease. Recent developments in technology and regulatory changes now allow ITFS spectrum to be used for high speed Internet access. The modems used at a receive site can receive data at speeds up to 27 MBPS, almost 1000 times faster than the typical modem used today (28.8 KBPS). Several operators are operating one-way Internet over their spectrum using the phone lines for the less demanding return path. The Company's business plan calls for one or more strategic partners to participate in the development and include a large portion of such expenditures to be borne by such partners.

The Company believes there is a market for businesses which require high speed Internet access and data in the New York market. However, Internet service over wireless is a newly developed business. The Company does not currently have the funds or partner(s) to implement such service and there is no assurance that the proposed service by the Company, if such funds were available, could be deployed in a commercially viable system or if the Company chooses to sell it's rights that it can effect a sale.

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

The Company also paid a total of $213,224 in monthly royalties to the Department during 1999 and will be required to pay additional monthly royalties during 2000 through the expiration of the Channel Lease Agreement, equal to the greater of $18,464 plus five cents ($.05) per subscriber, or five (5) percent of the gross receipts per month.

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

In addition to Bell Atlantic, there are at least three major CAPS of telecommunications services that have proprietary fiber optic networks in the New York Market: MCI WorldCom, RCN Corporation, and AT&T.

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

Other Wireless Multichannel Multipoint Distribution

MCI Worldcom, Inc. is the only other MMDS/ITFS provider operating in the New York Market and is believed to be offering high speed Internet access to customers. Cellular Vision, WinStar, and Telegent are also offering wireless data services in the New York market but are using a higher frequency of at least 28 GHz or higher.

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

PERSONNEL

At December 31, 1999, the Company had a staff of 11 full time employees (1 in sales, 4 in installations and service, 1 in customer service and marketing, 3 in administration, and 2 in management) and various part time consultants, advisors and subcontractors, none of whom is a member of a union.

The Company does not plan to expand its staff until it begins to generate sufficient revenue or receives funding to support expansion. The Company considers its relationship with its employees to be good.

MAJORITY SHAREHOLDER

At December 31, 1999, Cacomm, Inc., a New Jersey corporation ("Cacomm"), was the majority shareholder of the Registrant. The Company believes, but could not confirm, that Cacomm owned approximately 73% at the end of 1999 and 77.5% at the end of 1998 of the Company's outstanding common stock.

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

ITEM 2. PROPERTIES

The Registrant's principal offices are located at 1725 Highway 35, The Wedgewood Building, Wall, New Jersey, where it occupies approximately 1200 square feet under a lease agreement which expires in May 2000.

As part of the Channel Lease Agreement with the Department, the Company acquired the right to use a portion of the Department's transmitting space at the Empire State Building, in Yonkers, New York and on Staten Island, New York. The Company pays no additional consideration for this space beyond the fees due to the Department under the Channel Leasing Agreement.

ITEM 3. LEGAL PROCEEDINGS

CACOMM, INC vs. MAGNAVISION CORPORATION ETAL.
Reference is made in the Company's 10-Q for March 31, 1999. On or about June 1, 1999, the Company was informed that the complaint filed in the court of Chancery of the State of Delaware entitled Cacomm, Inc. vs. Magnavision Corporation et.al filed on May 13, 1999, was dismissed by Cacomm, Inc., without the appointment of a director.

PATRICK MASTRORILLI vs. MAGNAVISION CORPORATION
On June 21, 1999, the Company received a complaint filed in the Superior Court of New Jersey Legal Division in an action entitled Patrick Mastrorilli vs. Magnavision Corporation. This litigation relates to a former director and officer's claim for alleged future commissions due him on contracts and current renewals placed by him. Discovery is pending in this matter, and the Company can make no predictions as to its final outcome at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

                                   P A R T  I I

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

        (a) The Common Stock has been trading in the over-the-counter market under the symbol "MAGV". The following table sets forth for the periods indicated the range of high and low bid quotations for the Company's Common Stock since January 1, 1998 as reported by the National Quotation Bureau, Inc. and as reported by the National Association of Securities Dealers composite feed or other qualified inter quotation dealer medium. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commissions and do not necessarily represent actual transactions. As trading in the Common Stock has historically been sporadic and in small volumes, the Company cannot assure that an active public trading market will develop or be sustained.

                                                         CLOSING BID
                                                         -----------
              1998                              HIGH                  LOW
              ----                              ----                  ---
January 2nd through March 31st                  1.8125                .9375
April 1st through June 30th                     1.0625                .9375
July 1st through September 30th                 1.0000                .6250
October 1st through December 31st                .6250                .4375

              1999
              ----
January 4th through March 31st                   .6875                .4375
April 1st through June 30th                    14.0000                .6250
July 1st through September 30th                16.2500               6.0000
October 1st through December 31st               9.7500               6.2500

        (b) As of December 31, 1999, according to the Registrant's transfer agent, the approximate number of holders of record of the Registrant's common stock was 463.

        (c) The Registrant has never paid any cash dividends on its Common Stock and none are presently anticipated. Under the Company's agreements with its redeemable preferred stockholders and its principal lender, the Company is prohibited, without their consent, from declaring or paying any dividends on its Common Stock until the loans made by the lender have been repaid and the preferred stock is redeemed, in full. As of December 31, 1999, the Company had accumulated dividends of $1,057,778 on its 8% Series A preferred stock . The Company is not required to pay dividends until the redemption date of May 2002, unless accelerated by certain liquidity events, further described in
            Note 13. The redeemable preferred stock will have a preference over the common stock as to any dividends that may be legally available for declaration and payment.

ITEM 6. SELECTED FINANCIAL DATA

The following is a summary of selected financial data. This data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8-Financial Statements and Schedules."

Income Statement Data
---------------------

                                                                             Years Ended December 31,
                                                                             ------------------------
                                                      1999            1998             1997             1996            1995
                                                      ----            ----             ----             ----            ----
Revenues                                         $ 2,962,016     $ 3,652,389       $ 1,607,049      $ 1,285,442      $   666,366
                                                 ===========     ===========       ===========      ===========      ===========
Loss Before Extraordinary Item                   $  (418,216)    $  (428,409)      $(1,152,529)     $(1,411,509)     $  (844,493)
                                                 ===========     ===========       ===========      ===========      ===========
Extraordinary Item-Loss From
 Extinguishment of Debt                          $         -     $   165,779       $   275,844      $         -      $         -
                                                 ===========     ===========       ===========      ===========      ===========
Net Loss                                         $  (418,216)      ($594,188)      $(1,428,373)     $(1,411,509)     $  (844,493)
                                                 ===========     ===========       ===========      ===========      ===========
Redeemable Preferred Stock Dividend
 Requirement                                     $   400,000     $   400,000       $   257,778      $         -      $         -
                                                 ===========     ===========       ===========      ===========      ===========
Accretion of Preferred Stock                     $    92,593     $    92,593       $    54,012      $         -      $         -
                                                 ===========     ===========       ===========      ===========      ===========
Net Loss Applicable to Common
 Stockholders                                    $  (910,809)    $(1,086,781)      $(1,740,163)     $(1,411,509)     $  (844,493)
                                                 ===========     ===========       ===========      ===========      ===========
Basic & Diluted Loss Per Common Share
 From Continuing Operations                      $      (.79)    $      (.80)      $     (1.27)     $     (1.23)     $      (.66)
                                                 ===========     ===========       ===========      ===========      ===========
Basic & Diluted Weighted Average Common
 Shares Outstanding                                1,157,005       1,154,354         1,152,504        1,147,030        1,276,539
                                                 ===========     ===========       ===========      ===========      ===========

Balance Sheet Data
------------------

                                                                                  At December 31,
                                                                                  ---------------
                                                      1999            1998             1997             1996            1995
                                                      ----            ----             ----             ----            ----
Working Deficit                                  $(1,674,984)    $  (366,025)      $  (682,031)     $(4,338,083)     $  (213,988)
                                                 ===========     ===========       ===========      ===========      ===========
Total Assets                                     $ 3,064,313     $ 3,953,476       $ 2,427,163      $ 2,196,994      $(2,065,771)
                                                 ===========     ===========       ===========      ===========      ===========
Long Term Debt                                             -     $ 1,899,468       $   111,509      $    10,563      $ 2,678,784
                                                 ===========     ===========       ===========      ===========      ===========
Redeemable Preferred Stock                       $ 4,683,642     $ 4,591,049       $ 4,498,456      $         -      $         -
                                                 ===========     ===========       ===========      ===========      ===========
Stockholders' Equity (Deficit)                   $(5,635,544)    $(4,086,356)      $(3,403,335)     $(2,608,645)     $(1,272,472)
                                                 ===========     ===========       ===========      ===========      ===========

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

The Registrant and its wholly owned subsidiary began service in February 1992 to various colleges, nursing homes, and hospital facilities in the New York/New Jersey area utilizing direct satellite technology. This involves the use of antennas, which are installed at the facility and then separately wired on a room-by-room basis. The Company has long-term agreements with 39 facilities under which it is currently providing service to students and patients through approximately 16,000 outlets in rooms and common areas at such institutional facilities.

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

1999 vs. 1998

Net loss for 1999 was $418,216 compared to a net loss of $594,188 in 1998. The Company had an extraordinary item of $165,779 related to the extinguishment of debt to Access Capital, Inc., in 1998. Also in 1998, the Company refinanced its debt with BSB Bank & Trust Company. The net income from the private cable operation was $31,905 in 1999, compared to a loss of $173,693 in 1998. The income in 1999 was due to the revenue from the new sites and a full year of revenue from Fordham University Data System. The loss from the Company's wireless cable for 1999 was $450,121 compared to $420,495 in 1998. The loss was related to expenses such as the channel lease expense, professional fees, engineering fees, and salaries.

Revenue decreased $690,373 and gross profit increased $132,682 over last year. The decrease in revenue and cost of sales were primarily a result of a full-years of operation for both the outlets installed in 1998 and data delivery services at Fordham University.

The cost of sales in 1998 was exaggerated by items for building systems. In 1998, the Company installed data delivery service outlets at Fordham University which resulted in installation revenue earned in 1998. This installation revenue was non-recurring in 1999.

Operating expenses primarily consist of salaries, depreciation and amortization and general and administrative expenses. Operating expenses for 1999 were $2,173,677, an increase of $74,669 over 1998. Salaries accounted for $49,977 of the increase and deprecation represented $168,068 of the increase. This increase was offset by a decrease in general and administrative expenses of $143,376. The additional depreciation related to the purchase of equipment.

Interest expense increased to $237,647 in 1999 from $184,425 in 1998. In the first half of 1998, the Company was borrowing from Access Capital, Inc., which was a significantly lower loan balance. Starting in July, interest payments were based on $2.5 million outstanding term loan with BSB Bank & Trust Company. The increase in 1999 represents a full-year interest on the BSB Bank and Trust Company Term Loan Agreement and a partial-year on the line-of-credit under which the Company borrowed during the summer of 1999.

1998 vs. 1997

Net loss for 1998 was $594,188 compared to a net loss of $1,428,373 in 1997. In 1998, the Company had an extraordinary item of $165,779 related to the extinguishment of debt to Access Capital, Inc. In 1998, the Company refinanced its debt with BSB Bank & Trust Company. The net loss from the private cable operation was $173,693 in 1998, compared to $889,289 in 1997.

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

The extraordinary item in 1998 related to the write-off of deferred financing cost and a prepayment penalty after the pay off of the Access Capital, Inc. line of credit after refinancing the existing debt with BSB Bank & Trust Company in July 1998. The extraordinary item in 1997 related to the write-off of deferred financing costs upon the extinguishment of the debt after the conversion to Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Year Ending 1999

For the year ending December 31, 1999, total cash increased by $2,926. The net cash provided by operating activities was $469,470 in 1999 compared to net cash used of $749,723 in 1998. The primary reason for the cash provided during 1999 was related to a $467,000 payment received during 1999 from Fordham University related to the data delivery system.

The cash used in investing activities was $1,136,172 in 1998 compared to $108,210 in 1999. Funds were used primarily to purchase equipment used to increase the outlet count on cable systems.

Net cash provided by financing activities was $1,971,440 in 1998 compared to net cash used of $358,334 in 1999. The cash used in financing activities in 1999 was principally used to reduce the BSB Bank & Trust Term Loan, which were somewhat offset by the borrowings under the BSB Bank & Trust line-of-credit. The cash provided by financing activities in 1998 related primarily to the proceeds under the BSB Bank & Trust facility offset by the payoff of the Access Capital, Inc., facility.

Year Ending 1998

For the year ending December 31, 1998, total cash increased by $85,545. The net cash used in operating activities increased to $749,723 in 1998 compared to $447,166 in 1997. The primary reason for the increase was a note from Fordham for the payment of the data system for which the Company funded the installation.

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

Liquidity and Capital

Since the inception of service in 1992, the Company has experienced operating losses, has been in default of certain provisions of its senior debt, and has had negative cash flow. At December 31, 1999, the Company had a working capital deficiency and a shareholders' deficit.

The Company's capital commitments at December 31, 1999 include additional capital to construct facilities at the Department of Education of the Archdiocese of New York, capital to build the Monmouth and Ocean County ITFS channel sites, the payments required under the BSB Bank & Trust Company term loan, and the payment of the preferred shareholders principal and accumulated dividend due December 31, 2002. As of the date hereof, the Company has not commenced operation of a wireless system and, if it is executed, will require substantial additional funding in order to do so.

The management plan is to either a sale of the ITFS spectrum or develop the ITFS spectrum with a strategic partner(s) willing to participate with the Company in the development of alternative uses of its ITFS spectrum. The Company's business plan depends on either a sale or the Company securing a strategic partner(s) for the capital resources required and the expertise required to run the Wireless of the business. There is no assurance that the Company will be able to secure additional financing or strategic relationships or a sale on terms or conditions satisfactory to the Company, or at all.

Failure to obtain financing or a partner or to sell the ITFS spectrum lease will have a material adverse effect on the Company. Also, there can be no assurance that, even with additional financing, the Company will be able to launch its alternative use of ITFS spectrum in a commercially successful manner.

On March 15, 2000, Magnavision Corporation and Lamont Television Systems, Inc. entered into an Asset Purchase Agreement as of February 29, 2000, to purchase the service contracts and related fixed assets of Magnavision Corporation's Private Cable Operation for $7.5 million. The transaction closed on March 30, 2000, with the Company receiving approximately $6,700,000 of the proceeds in cash after the establishment of an escrow account of approximately $200,000 and other closing adjustments. The Company used part of the proceeds to pay off its loan to BSB Bank & Trust Company in the amount of $1,954,000 and its notes to both IBJS Whitehall and KOCO Capital totaling $105,468 in the aggregate plus the accrued interest. Other portions of the net proceeds were be used to pay commissions of $300,000 due under this transaction and to establish accruals for severance and retention payments and legal fees totaling $330,000. The Company also will accrue approximately $1.2 million for State and Federal taxes. In addition, the May 1997 Exchange Agreement and the Company's Certificate of Incorporation as amended requires a payment of 25% of the net proceeds of the sale or approximately $1.7 million to be used to retire a portion of the Company's Series A Preferred Stock and the accumulated related preferred stock dividend outstanding.

The Company plans to meet short term liquidity requirements for it's wireless plan from the cash received from the Private Cable System. There can be no assurance that the Company will be able to obtain additional financing on a timely basis or at all.

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

The lender received 138,536 warrants at an exercise price of $2.00 per share to purchase approximately 4% of the Company's stock on a fully diluted basis. This loan was paid off in July 1998. The warrants remain outstanding as of December 31, 1999.

BSB Bank & Trust Company Term Loan

On July 3, 1998, the Company and BSB Bank & Trust Company entered into an agreement to refinance its existing credit line and supply working capital. Pursuant thereto, the Company borrowed the sum of $2.5 million dollars which bears interest at a fixed rate of 10% per annum and has a 5 year term. Installments of principal plus interest, payable in arrears, will be made in accordance with the agreed upon schedule of which $634,000 was paid in 1999. This loan was utilized to refinance existing debt and the remaining approximately $1.9 million was used to finance the completion of outstanding contracts for private cable television service at various locations, to complete the Fordham University Internet distribution system, and for working capital. BSB Bank & Trust Company also granted the Company a $500,000 line of credit, to be used for future installations of private cable systems and general corporate purposes. This line of credit is at an interest rate of prime plus 1.5% payable monthly and will mature in June 2000.

In the above transaction, BSB Bank & Trust Company received warrants to purchase 146,176 shares of Magnavision's issued and outstanding capital stock on a fully diluted basis at an exercise price of $2.00 per share. The warrants remain outstanding as of the date of this filing.

In connection with the sale of the private cable business, the Company paid off both the BSB Term Loan and line of credit with the proceeds from the sale.

Exchange of Debt for Redeemable Preferred Stock

In August 1995, the Company entered into a $5 million lending facility with a bank and two small business investment companies. See "Item 13- Certain Relationships and Related Transactions" for further information with regard to the transactions described above.

As of December 31, 1996, the Company was not in compliance with several covenants under its senior debt agreement and, as of March 31, 1997, the Company did not make its quarterly interest payment of $122,095. On May 8, 1997, the Company agreed with its lenders to exchange its senior subordinated notes into redeemable Series A Preferred Stock.

Under the terms thereof, the Company's outstanding subordinated notes, aggregating approximately $4.1 million, together with accrued interest and detachable warrants, were exchanged for $5 million of 8% Series A Preferred Stock due December 31, 2002.

In connection with the exchange, the lenders also funded the Company the remaining balance on the existing line. In addition, the note holders received 1,826,932 warrants to purchase up to 58% of the common stock on a fully diluted basis at an exercise price of $2.00 per share after the Company effected a 1-for-20 reverse stock split, and have the right, which they have exercised, to elect the majority of the Board of Directors. The warrants remain outstanding as of December 31, 1999.

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

The cost of the put can not be determined at this time since it is based upon the value of a sale of a significant asset which has not occurred or cannot be assured. Also, one of the warrant holders has entered into a management service agreement with the Company. See Item 10, "Directors and Executive Officers of the Registrant."

Non-Qualified Stock Option Plan

During the first quarter of 1999, Magnavision adopted a non-qualified stock option plan (the "Plan"). Under the Plan, options to purchase an aggregate of not more than 349,986 shares of common stock may be granted from time to time to key employees, including officers, advisors, and independent consultants or to any other persons. Under the Exchange Agreement (a copy which was filed with the Company's 10-K for the year ending December 31, 1997) and when the Plan was complete, options were also to be granted to employees under the Plan. Also under a letter agreement, the President and C.E.O. was to receive 150,000 options at an exercise price of $1.00.

As of January 19, 1999, the compensation committee awarded or caused to be issued 223,974 options including: 150,000 options to Robert Hoffman, 43,974 options issued pursuant to the Company's obligation under the Exchange Agreement at an exercise price of $2.00 per share and awarded 30,000 options to various employees at an exercise price of $2.00 per option.

During the year, employees exercised 16,154 options that were issued under the Plan.

The Company accounts for stock options issued to employees under A.P.B. No. 25 "Accounting for Stock Issued to Employee," as permitted by FAS No. 123 under which no compensation cost has been recognized for the options granted as they were issued above market value.

Change-of-Control Policies

During the third quarter 1999, the Company adopted policies for the purpose of retaining the services of its employees during a change-of-control of the Company and paying severance to employees who are terminated as a result of a change-of-control. The policies are limited in scope and duration, and are effective only if there is a change-of-control prior to January 1, 2000.

The Company has extended this policy until January 1, 2001.

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

The change-of-control policy for non-officer employees calls for both retention pay and severance pay. The amount of retention incentive pay is up to three months' base pay for each eligible employee. The amount of severance pay is up to nine months' base pay for each eligible employee with three or more years of service and up to six months' base pay for each eligible employee with more than one year of service.

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

Year 2000

The Company experienced no issues related to the "Year 2000" problem.

ITEM 7 (a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            No effect

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

            See pages F-1 through F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

            None.

                                  P A R T  I I I

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the directors and officers of the Registrant. These individuals serve in the same capacities with Magnavision - N.J.

                                                                                          Director or
Name                       Age       Position                                             Office Since
----                       ---       --------                                             ------------
Robert E. Hoffman          55        Director, Chairman, President (1) (2)                1998

Jeffrey Haertlein          52        Chief Financial Officer                              1996

Keith Heilos               37        Vice President                                       1991

Brian Mastrorilli          31        Vice President (1) (2) (3) (4)                       1991
                                     (resigned January 31, 2000)

Evan Wildstein             29        Director (1) (2) (4)                                 1997

Geoffrey Thompson          59        Director (4) (3)                                     1997

George Zombek              36        Director (4)                                         1997

Kevin Falvey               43        Director (1) (2) (3) (4)                             1997

Pursuant to the Exchange Agreement of May 8, 1997 and the related Stockholders Agreement of such date, Cacomm retained the right to designate three (3) out of the Registrant's seven (7) member Board of Directors. Pursuant thereto, Cacomm appointed Messrs. Nicholas Mastrorilli, Sr., Nicholas Mastrorilli, Jr. and Patrick Mastrorilli to the Registrant's Board of Directors. Effective upon Mr. Mastrorilli Sr.'s resignation, Cacomm designated Mr. Hoffman as one of its designees.

The Registrant received a letter dated April 24, 1998 from Cacomm removing Nicholas Mastrorilli, Jr. and Patrick Mastrorilli as designees of Cacomm to the Registrant's Board of Directors. The letter indicated that Cacomm would, in the near future, appoint replacement designees. Such designees, if not from existing management, must be reasonably acceptable to the preferred stockholders. By letter dated February 5, 1999 Cacomm recommended the appointment of Mr. Joseph
M. Carlino as director. The Board of Directors did not seat Mr. Carlino and Cacomm sued the Company. On May 13, 1999, Cacomm dismissed the suit.

On June 3, 1999, the Board of Directors approved the election of Cacomm Inc.'s appointee, Brian Mastrorilli, to the Board. Mr. Mastrorilli served as Vice President of Technical Operations at Magnavision from April 1991 to January 2000. He was also a Director of Cacomm Inc. until May 1999, when he resigned to become a Director of Magnavision.

On January 31, 2000, Mr. Brian Mastrorilli resigned from his position as Vice President and Director of Magnavision. The Company received a letter from Cacomm removing him as a designee of Cacomm to the Registrants' Board of Directors on the same day. The letter indicated that Cacomm would appoint a replacement designee, which has not as of the date of this report, occurred yet.

(1)      Member of Executive Committee.

(2) Member of Audit Committee. The Audit Committee assists the Board of Directors in fulfilling its responsibilities with respect to the Company's accounting and financial reporting activities.

(3) Member of Compensation Committee. The Compensation Committee determines the compensation to be paid by the Company to its officers.

(4) Messrs. Wildstein and Thompson and Messrs. Zombek and Falvey are representatives of KOCO Capital Company, LP ("KOCO") and IBJS Capital Company, Inc. ("IBJS"), respectively, and serve on the Registrant's Board of Directors pursuant to the terms of a certain Stockholders Agreement dated as of May 8, 1997 between the Registrant, KOCO, IBJS, Cacomm and Nicholas Mastrorilli, Sr. The Stockholders Agreement provides for the Registrant to have a Board of Directors consisting of not more than seven (7) persons, of which, so long as KOCO and IBJS own 20% or more of the fully diluted common stock, such investors shall each have the right to designate two (2) directors and so long as Cacomm holds 20% or more of the fully diluted common stock, it has the right to designate three (3) directors that are members of the Registrant's management or are approved by KOCO and IBJS. Cacomm, pursuant to such agreement, previously designated Robert E. Hoffman, Nicholas Mastrorilli, Jr. and Patrick Mastrorilli its designees to serve on Registrant's Board of Directors. As noted above, by letter dated April 24, 1998, Cacomm removed Nicholas Mastrorilli, Jr. and Patrick Mastrorilli as its designees to be members of the Board of Directors. Should there be an increase in the size of the Board of Directors, KOCO and IBJS have the right to designate additional directors such that their nominees at all times constitute a simple majority of the Board of Directors. The parties to the Stockholders Agreement also agreed to appoint one KOCO director and one IBJS director to serve on the Audit, Compensation and Executive Committees of the Board of Directors and one management director to serve on the Compensation and Executive Committees of the Board of Directors. As a result of the implementation of the Stockholders Agreement, a change in control of the Registrant was effected. Reference is made to the Exhibits attached as part of this Form 10-K for additional information contained in the Exchange Agreement and the Stockholders Agreement of May 8, 1997.

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

Jeffrey Haertlein, was elected as the Company's Chief Financial Officer effective as of January 1, 1996 with responsibility for all of the Registrant's financial matters. Mr. Haertlein was previously Assistant Vice President of MidAtlantic Corporation from 1978 to 1995 with responsibility for financial planning and reporting for such bank holding company and its various subsidiaries. Prior thereto and from 1977 to 1978, Mr. Haertlein was employed by Chase Manhattan Bank in the capacity of Internal Auditor. Mr. Haertlein received a B.A. degree from Monmouth College in accounting/marketing.

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

Brian J. Mastrorilli, served as Vice President, Technical Operations since April 1991 to January 2000. He has also informed the Company that he has been a Vice President and Director of Cacomm, Inc. from April 1991 to May 1999. On June 3, 1999, the Board of Directors approved the election of Mr. Mastrorilli as Cacomm Inc.'s appointee to the Board. Mr. Mastrorilli was responsible for all the Company's technical projects, including system design and documentation, construction coordination and FCC licensing of the private cable systems and design and management of the cable modem systems.

Mr. Mastrorilli resigned as of January 31, 2000 as Vice President and as a Director of the Company.

Evan Wildstein, has been a director of the Registrant since June 1997 as a representative of Koco Capital Company, LP ("KOCO"), a Small Business Investment Company. Mr. Wildstein is President of Kisco Capital Corporation, the general partner of KOCO, and is a principal at Kohlberg & Company, LLC which he joined in October 1994. Prior to that, Mr. Wildstein was a financial analyst at Dean Witter Reynolds, Inc. from August 1993 to October 1994. Mr. Wildstein received a bachelor's degree in Business Administration from the University of Michigan in 1993.

Geoffrey Thompson, has been a Director of the Registrant since November 1997 as a representative of KOCO. Mr. Thompson joined Kohlberg & Company as Principal in 1996 and resigned in 1998. Previously, he was managing partner of Norman Broadbent International (1995-1996), President of Nordeman Grimm (1993-1994) and President/CEO of Marine Midland Banks, Inc. from 1981-1993. He holds a bachelor's degree from Columbia College (1963) and an MBA degree from Harvard University (1967).

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

Kevin Falvey, has been a Director of the Registrant since November 1997 as a representative of IBJS. Mr. Falvey joined IBJS in November 1997. From 1992 to February 1997, Mr. Falvey was a Vice President of CIT Group/Equity Investments, Inc. Prior thereto and from 1986 to 1991, he was Managing Director of Manufacturers Hanover Capital Partners, Inc. Mr. Falvey received an MBA degree, with distinction, from New York University in 1987 and a B.B.A. degree from the University of Massachusetts in 1978.

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is the aggregate remuneration paid or accrued by the Company during the years ended December 31, 1999, 1998 and 1997 to the Company's Chief Executive Officer. No other executive officer of the Company received salary and bonus aggregating in excess of $100,000 in any of those years.

The Company has a Non-competition and Non-solicitation Agreement with its three officers, one of which has taken a position with Lamont TeleVision Systems Inc.

                           SUMMARY COMPENSATION TABLE

Name and Principal Position    Year         Salary       Bonus         Options
---------------------------    ----         ------       -----         -------

Robert E. Hoffman              1999         $175,000     $62,500       150,000

Robert E. Hoffman(1)           1998         $ 74,038     $15,000             -

Nicholas Mastrorilli, Sr.(2)   1997         $109,800           -             -


(1) Effective January 8, 1998, the Company entered into an agreement with Robert
    E. Hoffman. Pursuant thereto, Mr. Hoffman has agreed to act as Chairman, President and Chief Executive Officer of the Registrant, for which service an executive search firm was paid the sum of $17,500 monthly together with additional amounts if Mr. Hoffman became an employee on a long term basis. These payments are not reflected in the chart above

    In June 1998, Robert E. Hoffman became an employee acting as Chairman, President, and Chief Executive Officer at an annual salary of $125,000 per year, annual living allowance of $2,000 per month until December 1998 and a $15,000 cash payment. Effective starting January 1, 1999, his annual salary was $175,000. He participated in the bonus compensation program in 1999 and received 150,000 options under the 1999 option plan at $1.00 per share, which vested upon issuance.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners:

The following table contains information as of December 31, 1999 as to the beneficial ownership of shares of Common Stock of the Registrant of each person who, to the knowledge of the Registrant at that date, was the beneficial owner of 5% or more of its outstanding shares.


Name and Address of                            Amount and Nature of
 Beneficial Owner                              Beneficial Ownership          % of Class
-------------------                            --------------------          ----------
Cacomm, Inc.                                          853,889                    73.0
P.O. Box 163
Sea Girt, NJ  08750

KOCO Capital Company, LP                              730,773 (1)                38.5
111 Radio Circle
Mt. Kisco, NY  10549

IBJS Whitehall Capital Corporation                  1,096,159 (2)                48.4
One State Street
New York, NY  10004

Robert E. Hoffman
521 Susan Constant Drive                              159,000 (3)                12.1
Virginia Beach, VA  23451

Access Capital, Inc.
405 Park Avenue                                       138,536 (4)                10.6
New York, NY  10022

BSB Bank & Trust Company
58-68 Exchange Street                                 146,176 (5)                11.1
Binghamton, NY  13902-1056


(1) Constitutes shares subject to currently exercisable warrants issued to KOCO Capital Company, LP.
(2) Constitutes shares subject to currently exercisable warrants issued to IBJS Whitehall Capital Corporation.
(3) Constitutes shares subject to currently exercisable options and shares of Common Stock held by Mr. Robert E. Hoffman.
(4) Constitutes shares subject to currently exercisable warrants issued to Access Capital, Inc.
(5) Constitutes shares subject to currently exercisable warrants issued to BSB Bank & Trust Company.

         (b) Security Ownership of Management:

Set forth below is certain information, as of December 31, 1999, concerning the number and percentage of shares of Common Stock of the Registrant owned of record and beneficially by each officer and director of the Registrant and by all officers and directors as a group.

                Name of                             Amount of Nature of
            Beneficial Owner                        Beneficial Ownership                % of Class
            ----------------                        --------------------                ----------
Robert E. Hoffman                                       159,000 (1)                         12.1

Brian Mastrorilli                                        25,888 (2)                          2.2

Keith Heilos                                             26,837 (3)                          2.2

Jeffrey Haertlein                                        10,382 (4)                           .9

All officers and directors as a group                   222,107 (5)                         16.0
(4 persons)

(1) Constitutes options currently exercisable and shares of common stock held by Robert Hoffman.

(2) Constitutes shares subject to currently exercisable warrants, options and shares of common stock held by Mr. Mastrorilli. Mr. Mastrorilli resigned as of January 31, 2000, and, therefore, forfeited 5,000 of his options.

(3) Includes shares subject to currently exercisable warrants, options and shares of common stock held by Mr. Heilos.

(4) Includes shares subject to currently exercisable options held by Mr. Haertlein.

(5) Includes 211,295 shares subject to currently exercisable warrants and options held by all officers and directors. Excludes 1,826,932 shares subject to currently exercisable warrants held in the aggregate by IBJS Whitehall Capital Corporation and KOCO Capital Company, L.P., beneficial ownership of which is disclaimed by Messrs. Zombek and Falvey and by Messrs. Wildstein and Thompson, respectively, on behalf of IBJS Capital Company, Inc. and KOCO Capital Company, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As described in Part I of this Form 10-K, in August 1995, the Company obtained a $5,000,000 lending facility from IBJ Schroder Bank & Trust Co., IBJS Whitehall Capital Corporation and KOCO Capital Company, L.P. (the "Lenders").

In August 1995, the Company entered into a $5,000,000 lending facility with a bank and two small business investment companies. On June 3, 1996, the Company amended the facility with its lenders and at various times during 1996 and 1997, the Company, which had borrowed $4,062,932 and had issued senior subordinated notes in exchange therefore, had not met several covenants under this Agreement and failed to make its quarterly interest payment of $122,095. In May 1997, pursuant to an Exchange Agreement, the Company and its lenders agreed to exchange the entire $5 million of the lending facility for 8% redeemable preferred stock due in 2002. The then current loan balance, along with the unused balance of the $5 million line was exchanged for redeemable preferred stock, which has five-year mandatory redemption provisions, which are accelerated upon certain liquidity events. In connection with this transaction, all covenants and defaults under the former lending facility were waived. At closing, the Company drew down the balance of its line of approximately $800,000 after expenses. The Company issued redeemable preferred stock (Series A preferred stock) in the amount of $5 million, with an 8% preferred dividend, and issued additional warrants (new warrants) to purchase additional shares of common stock, representing approximately 20% of the common stock at $2.00 per share after a 1-for-20 reverse stock split. The exercise price of the original issued warrants, $.27 and $.38 per share, was reduced to $.10 per share prior to such reverse stock split.

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

The Company also entered into a management service agreement with one of the preferred stockholders to provide management services at $24,000 per year plus expenses.

The description of the terms and conditions of the 1995 and 1996 agreements with the Lenders is qualified in its entirety by reference to the entire agreements, copies of which have been filed as exhibits to Form 10-K dated July 19, 1996 and is incorporated herein in full by reference thereto. The description of the May, 1997 Exchange Agreement and related documents is qualified in entirety by reference to the entire agreement, copies of which have been filed as an exhibit Form 10-K 1997.

                                   P A R T  I V
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements. The following financial statements are included in Part II, Item 8:

                                                                                                        Page
                                                                                                        ----
Report of Independent Auditors ....................................................................      F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998 ......................................      F-2

Consolidated Statements of Operations for years ended
December 31, 1999, 1998 and 1997 ..................................................................      F-3

Consolidated Statements of Stockholders' Deficiency for years ended December 31, 1999,
1998 and 1997 .....................................................................................      F-4

Consolidated Statements of Cash Flows for years ended December 31, 1999, 1998 and 1997 ............      F-5

Notes to Consolidated Financial Statements ........................................................      F-6

(a) (2) Schedules. All schedules are omitted since the required information is either not applicable or not present in amounts sufficient to require submission of the schedule.

(a) (10) Exhibits

                                                                                             Page or Document
                                                                                             Incorporated
 No.        Description of Document                                                          by Reference
----        -----------------------                                                          ----------------
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


       (c)  Microcell Systems Corporation Agreement                                          Form 10-K
            dated December 15, 1993                                                          dated 12/31/93

       (d)  Securities Purchase Agreement dated as of                                        Form 10-K
            August 25, 1995 among the Registrant, Magnavision                                dated 4/19/96
            Corporation (N.J.), IBJS Whitehall Capital Corporation,
            IBJ Schroder Bank & Trust Company and Koco Capital
            Company, L.P.

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

       (h)  Registration Rights Agreement dated as of                                        Form 10-K
            August 25, 1995 among the Registrant and the investors                           dated 4/19/96
            listed therein

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

       (j)  Non-Competition Agreement dated as of August 25, 1995                            Form 10-K
            between Magnavision Corporation (N.J.) and                                       dated 4/19/96
            Nicholas Mastrorilli, Sr.

       (k)  Indemnification Agreement dated as of August 25, 1995                            Form 10-K
            between the Registrant, Cacomm, Inc., and the investors                          dated 4/19/96
            listed therein

       (l)  Lockbox Service Agreement dated as of August 25, 1995                            Form 10-K
            among Magnavision Corporation (N.J.), University                                 dated 4/19/96
            Connection, Inc., IBJS Whitehall Capital Corporation and IBJ
            Schroder Bank & Trust Company.

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


       (n)  Amended and Restated Stockholders' Agreement dated                               Form 10-K
            as of June 3, 1996 among the Registrant,                                         dated 4/19/96
            Magnavision Corporation (N.J.), Magnavision
            Wireless Cable, Inc. and the investors and
            other parties listed therein

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

       (dd) Form of Indemnification Agreement for executive officers and                     Form 10-K
            directors                                                                        dated 6/5/98

       (ee) Exchange Agreement dated May 8, 1997 among the Registrant and                    Form 10-K
            the investors listed therein.                                                    dated 6/5/98

       (ff) Stockholders Agreement dated May 8, 1997 among the Registrant                    Form 10-K
            and the other parties listed therein.                                            dated 6/5/98

       (gg) Registration Rights Agreement dated May 8, 1997 among the                        Form 10-K
            Registrant and the other parties listed therein.                                 dated 6/5/98

       (hh) Warrant to purchase shares of Common Stock dated May 8, 1997                     Form 10-K
            among the Registrant and the other parties listed therein                        dated 6/5/98

       (ii) Employment Agreements dated May 8 1997 between the                               Form 10-K
            Registrant and Nicholas Mastrorilli, Sr., Nicholas Mastrorilli, Jr.,             dated 6/5/98
            and Patrick Mastrorilli, respectively.

       (jj) Management Agreement dated May 8, 1997 between the                               Form 10-K
            Registrant and KOCO Capital Company, L.P.                                        dated 6/5/98

       (kk) Common Stock Purchase Warrant dated September 10, 1997                           Form 10-K
            issued by the Registrant to the Lender listed therein.                           dated 6/5/98


       (ll)   Loan and Security Agreement dated September 10, 1997 by                        Form 10-K
              and among the Registrant, Access Capital, Inc. and the other                   dated 6/5/98
              parties listed therein.

       (mm)   Resignation letter from Nicholas Mastrorilli, Sr. to the Registrant            Form 10-K
              dated January 8, 1998.                                                         dated 6/5/98

       (nn)   Employment Agreement dated January 9, 1998 between the                         Form 10-K
              Registrant and IMCOR concerning Robert E. Hoffman.                             dated 6/5/98

       (oo)   Letter from Cacomm, Inc. to the Registrant dated April 24,1998.                Form 10-K
                                                                                             dated 6/5/98
       (pp)   Form of Promissory Note of the Company to BSB Bank & Trust Company
              Dated July 3, 1998

       (qq)   Form of Loan Agreement dated as of July 3, 1998 between the Company and        Form 10-K
              BSB Bank & Trust Company                                                       dated 4/6/99

       (rr)   Form of Commercial Security Agreement dated July 3, 1998 between the           Form 10-K
              Company and BSB Bank & Trust Company                                           dated 4/6/99

       (ss)   Form of Commercial Pledge and Security Agreement between the                   Form 10-K
              Company and BSB Bank & Trust Company dated July 3, 1998                        dated 4/6/99

       (tt)   Form of Warrant to purchase shares of the Company's Common Stock               Form 10-K
              expiring on July 3, 2008                                                       dated 4/6/99

       (uu)   Form of Non-Qualified Stock Option Plan of 1999 date as of
              January 19, 1999.

       (vv)   Form of Asset Purchase Agreement between Lamont Television Systems,
              Inc., and Magnavision Corporation dated as of February 29, 2000.

(21)   Subsidiaries of Registrant


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on the Company's behalf by the undersigned, thereunto duly authorized.

                                              MAGNAVISION CORPORATION


DATE: April 14, 2000                          By: /s/ Robert E. Hoffman
                                                  ------------------------
                                                  ROBERT E. HOFFMAN
                                                  Principal Executive Officer

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----
Report of Independent Auditors ....................................................................      F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998 ......................................      F-2

Consolidated Statements of Operations for years ended
December 31, 1999, 1998 and 1997 ..................................................................      F-3

Consolidated Statements of Stockholders' Deficiency for years ended December 31, 1999,
1998 and 1997 .....................................................................................      F-4

Consolidated Statements of Cash Flows for years ended December 31, 1999, 1998 and 1997 ............      F-5

Notes to Consolidated Financial Statements ........................................................      F-6

                          Independent Auditors' Report



The Board of Directors and Shareholders
Magnavision Corporation


We have audited the accompanying consolidated balance sheets of Magnavision Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimate made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnavision Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, and has a shareholders' deficiency which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ KPMG LLP

Short Hills, New Jersey
February 25, 2000, except as to note 17, which is as of March 30, 2000

MAGNAVISION CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER  31,1999 AND 1998

ASSETS                                                                              1999            1998
                                                                                ----------        ----------
CURRENT ASSETS
     Cash                                                                       $  230,017        $  227,091
     Trade accounts and other receivables                                          382,045           276,203
     Notes receivable from customer                                                441,271           467,000
     Shareholder loans receivable                                                   20,000            38,707
     Prepaid expenses and other current assets                                      33,428             1,986
                                                                                ----------        ----------
          Total current assets                                                   1,106,761         1,010,987
                                                                                ----------        ----------
PROPERTY AND EQUIPMENT
     Property and equipment, at cost                                             3,175,990         3,077,185
     Less:  accumulated depreciation                                            (1,657,176)       (1,122,022)
                                                                                ----------        ----------
          Net property and equipment                                             1,518,814         1,955,163

OTHER ASSETS
     Notes receivable from customer, net of current portion                             --           441,271
     Prepaid lease expense                                                         436,748           543,716
     Deposits                                                                        1,990             2,339
                                                                                ----------        ----------

TOTAL ASSETS                                                                    $3,064,313        $3,953,476
                                                                                ==========        ==========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable                                                              $97,127          $212,390
     Accrued expenses                                                              165,385           169,384
     Deferred revenues                                                             369,765           354,596
     Current portion of long-term debt                                           1,794,000           640,642
     Line of credit                                                                250,000                --
     Term loans due to stockholders                                                105,468                --
                                                                                ----------        ----------
          Total current liabilities                                              2,781,745         1,377,012

Security deposits payable                                                          176,692           172,303
Long-term debt, net of current portion                                                  --         1,899,468

Commitments and contingencies

Series A Preferred Stock, $1 par value, 9,850,000
       shares authorized; issued and outstanding, 5,000,000
       shares, net of unamortized discount and including
       accumulated dividend                                                      4,683,642         4,591,049

Series A Preferred Stock accumulated dividend                                    1,057,778                --

SHAREHOLDERS' DEFICIENCY
     Series B Preferred Stock, $1 par value , 150,000 shares                       131,889           131,889
         authorized; issued and outstanding, 131,889 shares.
     Common Stock, $0.08 par value, 10,000,000 shares
          authorized; issued and outstanding, 1,168,931 shares
          at December 31,1999 and 1,154,390 shares at December 31, 1998             93,513            92,350
     Additional paid-in capital                                                  3,911,617         3,880,601
     Accumulated deficit                                                        (9,772,563)       (8,191,196)
                                                                                ----------        ----------
Total shareholders' deficiency                                                  (5,635,544)       (4,086,356)
                                                                                ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                  $3,064,313        $3,953,476
                                                                                ==========        ==========

See accompanying notes to consolidated financial statements.

MAGNAVISION CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31,1999, 1998 AND 1997

                                                                                   1999             1998            1997
                                                                                ----------       ----------      ----------
REVENUES
     Gross revenues                                                             $2,962,016       $3,652,389      $1,607,049
     Cost of sales                                                                 994,491        1,817,546         677,565
                                                                                ----------      -----------     -----------
     GROSS PROFIT                                                                1,967,525        1,834,843         929,484
     Salaries                                                                      765,041          715,064         627,356
     Depreciation                                                                  550,357          382,289         197,198
     General and administrative expenses                                           858,279        1,001,655       1,010,277
                                                                                ----------      -----------     -----------
TOTAL OPERATING EXPENSES                                                         2,173,677        2,099,008       1,834,831
OPERATING LOSS                                                                    (206,152)        (264,165)       (905,347)
OTHER INCOME (EXPENSE)
     Interest expense                                                             (237,647)        (184,425)       (280,546)
     Interest income                                                                30,954           25,032          35,824
     Other                                                                              --               --           1,529
                                                                                ----------      -----------     -----------
          Total other income (expense)                                            (206,693)        (159,393)       (243,193)
LOSS BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM                     (412,845)        (423,558)     (1,148,540)
PROVISION FOR INCOME TAXES                                                           5,371            4,851           3,989
                                                                                ----------      -----------     -----------
LOSS BEFORE EXTRAORDINARY ITEM                                                    (418,216)        (428,409)     (1,152,529)
EXTRAORDINARY ITEM -LOSS ON EXTINGUISHMENT OF DEBT                                      --          165,779         275,844
                                                                                ----------      -----------     -----------
NET LOSS                                                                          (418,216)        (594,188)     (1,428,373)
                                                                                ----------      -----------     -----------
Preferred stockholders dividend requirement                                        400,000          400,000         257,778
Accretion of preferred stock                                                        92,593           92,593          54,012
                                                                                ----------      -----------     -----------
Net loss to common stockholders                                                  ($910,809)     ($1,086,781)    ($1,740,163)
                                                                                ----------      -----------     -----------
Net loss per common share basic and diluted:
Loss from continuing operations                                                     ($0.79)          ($0.80)         ($1.27)
Extraordinary item - loss on extinguishment of debt                                     --           ($0.14)         ($0.24)
Net loss per common share: basic                                                    ($0.79)          ($0.94)         ($1.51)
Weighted average common shares used to compute net loss per share:
Basic and diluted                                                                1,157,005        1,154,354       1,152,504


See accompanying notes to consolidated financial statements.                 F-3

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                             Series B
                                                                          Preferred Stock                  Common Stock
                                                                      Shares          Amount         Shares            Amount
                                                                    -------------------------       --------------------------
Balance, December 31,1996                                                  --              --       1,152,222          $92,178
Common stock issued                                                        --              --             354               28
Conversion of shareholder loan to Series B Preferred Stock            131,889         131,889
Allocation to warrants issued
Purchase of fractional shares                                                                             (66)              (6)
Net loss
Accretion of preferred stock
                                                                    ---------        --------       ---------          -------
Balance, December 31, 1997                                            131,889         131,889       1,152,510           92,200

Common stock issued                                                                                     1,880              150
Net loss
Accretion of preferred stock
                                                                    ---------        --------       ---------          -------
Balance, December 31, 1998                                            131,889         131,889       1,154,390           92,350
Common stock issued  upon the exercise of stock options                                                16,154            1,292
Repurchase and retirement of common stock                                                              (1,613)            (129)
Series A Preferred Stock accumulated dividend
Net loss
Accretion of preferred stock
                                                                    ---------        --------       ---------          -------
Balance, December 31, 1999                                            131,889        $131,889       1,168,931          $93,513

[RESTUB]

                                                                    Additional                               Total
                                                                     Paid in           Accumulated        Stockholders'
                                                                     Capital              Deficit           Deficiency
                                                                    ----------         ------------       -------------
Balance, December 31,1996                                           $3,321,207          ($6,022,030)      ($2,608,645)
Common stock issued                                                        679                   --               707
Conversion of shareholder loan to Series B Preferred Stock                                                    131,889
Allocation to warrants issued                                          555,556                                555,556
Purchase of fractional shares                                             (451)                                  (457)
Net loss                                                                                 (1,428,373)       (1,428,373)
Accretion of preferred stock                                                                (54,012)          (54,012)
                                                                    ----------          -----------        ----------
Balance, December 31, 1997                                           3,876,991           (7,504,415)       (3,403,335)

Common stock issued                                                      3,610                                  3,760
Net loss                                                                                   (594,188)         (594,188)
Accretion of preferred stock                                                                (92,593)          (92,593)
                                                                    ----------          -----------        ----------
Balance, December 31, 1998                                           3,880,601           (8,191,196)       (4,086,356)
Common stock issued  upon the exercise of stock options                 31,016                                 32,308
Repurchase and retirement of common stock                                                   (12,780)          (12,909)
Series A Preferred Stock accumulated dividend                                            (1,057,778)       (1,057,778)
Net loss                                                                                   (418,216)         (418,216)
Accretion of preferred stock                                                                (92,593)          (92,593)
                                                                    ----------          -----------        ----------
Balance, December 31, 1999                                          $3,911,617          ($9,772,563)      ($5,635,544)


See accompanying notes to consolidated financial statements.                 F-4

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                        1999            1998              1997
                                                                                     ---------        ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                        (418,216)        ($594,188)      ($1,428,373)
     Adjustments to reconcile net loss to net cash used in operating activities
         Extraordinary item                                                                --           165,779           275,844
          Depreciation and amortization                                               550,357           382,289           197,198
          Amortization of deferred financing costs                                         --            31,123            80,475
          Amortization of channel lease prepayments                                   106,968           106,968           106,968
          Changes in assets and liabilities:
               Increase in trade accounts and
                     other receivables                                               (105,842)          (39,828)          (80,123)
               Increase (decrease) in deferred revenues                                15,169           140,106            39,142
               (Increase) decrease in prepaid expenses and other current assets       (31,442)            6,530              (457)
               Decrease in deposits                                                       349             2,214               133
               Increase (decrease) in accounts payable                               (115,263)           22,291           206,769
               (Decrease) increase in accrued expenses                                 (3,999)           32,768            12,579
               (Decrease) increase in accrued severance payment                            --          (117,000)          117,000
               Decrease (increase) in note receivable from customer                   467,000          (908,271)               --
               Increase  in security deposits payable                                   4,389            20,238            25,679
               (Decrease) income taxes payable                                             --              (741)               --
                                                                                   ----------        ----------        ----------
                    Net cash provided by (used in) operating activities               469,470          (749,723)         (447,166)

CASH FLOWS FROM INVESTING ACTIVITIES
              Decrease shareholder loans receivable                                     5,798             5,103               351
              Purchases of property and equipment                                    (114,008)       (1,141,275)         (674,671)
                                                                                   ----------        ----------        ----------
                    Net cash used in investing activities                            (108,210)       (1,136,172)         (674,320)

CASH FLOW FROM FINANCING ACTIVITIES
     Payments of long-term debt                                                      (640,642)           (3,624)           (3,983)
     Decrease in due to shareholders                                                       --                --            (8,000)
     Proceeds from issuance of preferred stock, net                                        --                --           863,811
     Proceeds from issuance of common stock                                            32,308             3,760               707
     Proceeds from issuance debt                                                      250,000         2,428,000           405,295
     Payment of access capital line of credit, including penalty                           --          (456,696)               --
     Payment of financing fees                                                             --                --          (158,637)
     Purchase of common stock                                                              --                --              (457)
                                                                                   ----------        ----------        ----------
                    Net cash provided by (used in) financing activities              (358,334)        1,971,440         1,098,736
                           Net increase (decrease) in cash                              2,926            85,545           (22,750)
    Cash beginning of year                                                            227,091           141,546           164,296
                                                                                   ----------        ----------        ----------
    Cash end  of year                                                                $230,017          $227,091          $141,546
                                                                                   ==========        ==========        ==========

Supplemental schedule of cash paid during year for :
Interest                                                                             $230,093           $91,129           $84,161
Income tax                                                                             $5,371            $4,851            $3,989

NON CASH ITEMS:
Series A Preferred Stock accumulated dividend                                      $1,057,778                --                --
Repayment of shareholder loan recievable with common stock                            $12,909                --                --
Exchange of senior debt to redeemable preferred stock                                      --                --        $4,062,932
Conversion of senior debt accrued interest to term loan                                    --                --          $105,468
Conversion of amounts due to shareholder to preferred stock                                --                --          $131,889
Value assigned to warrants issued                                                          --                --          $555,556

See accompanying notes to consolidated financial statements.                 F-5

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1999, 1998 AND 1997


NOTE 1 - OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

     a. Consolidated Financial Statements - The accompanying financial statements present the consolidated accounts of Magnavision Corporation, a Delaware corporation (formerly Yardley Ventures, Inc.), and its wholly owned subsidiary, Magnavision Corporation, a New Jersey corporation, and its wholly owned subsidiaries, University Connection, Inc., a New Jersey corporation, Accu-Trek, Inc., a New Jersey corporation and Magnavision Laboratories, Inc., a Delaware corporation (collectively "the Company"). As required by the amended senior debt agreement of June 4, 1996, Magnavision Corporation, a New Jersey corporation, formed two additional wholly owned subsidiaries, Magnavision Private Cable, Inc., established to hold the private cable contracts and Magnavision Wireless Cable, Inc., established to hold the wireless lease. The consolidated financial statements include all of the assets, liabilities, income, expenses and cash flows for these companies. All significant intercompany transactions and balances have been eliminated in consolidation. Effective at the end of June 1998, the Company merged Accu-Trek, Inc. and University Connection, Inc. into Magnavision Corporation (New Jersey). These subsidiaries had no assets, liabilities or operations and, therefore, the transaction had no impact on the Company's consolidated financial statements.

     b. Organization, Operations and Liquidity - Magnavision Corporation was incorporated in Delaware on April 3, 1986 to seek to acquire one or more potential businesses. Magnavision Corporation and its subsidiaries were established to conduct the business of providing wireless and private cable television, which is now the business purpose of the Company, to segments where cable television is not available and as an alternative to cable television. Magnavision Corporation of New Jersey was formed on June 15, 1989, pursuant to the laws of the State of New Jersey. As a result of the amended lending agreement, the Company created two new subsidiaries, Magnavision Private Cable and Magnavision Wireless Cable.

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and has a shareholders' deficiency at December 31, 1999. The funds received from the sale of the assets of the Private Cable business (see Note 17) are not sufficient to execute its current Wireless business plan. The Company will require additional funding in order to execute its Wireless business plan.

                   MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1999, 1998 AND 1997


        If the Company can not execute the sale of its Wireless assets, or a restructuring of the Company, the Company will have insufficient liquidity to pay the preferred stock dividend and preferred stock and may experience liquidity shortfalls in meeting its ongoing obligations.

        The Company plans to meet short-term liquidity requirements with the funds received from the sale of the Private Cable business. On a long-term basis for its Wireless business plan, the Company is currently seeking long-term arrangements with a strategic partner(s) for financing or a sale of the lease. This business plan is dependent upon the Company securing the necessary capital resources, as well as engineering and other expertise required to offer this alternative service. There can be no assurance that the Company will be able to secure financing or a strategic relationship or partnership or sale on terms and conditions satisfactory to the Company, if at all.

        Failure to obtain such financing and the expertise required to develop the wireless business plan or the sale of the lease would have a significant impact on the Company's future performance.

        Also, there can be no assurance that, even with financing and receipt of necessary regulatory authorization, the Company will be able to launch this wireless alternative service or that it will be commercially successful.

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

     d. Revenue Recognition - Revenue is recognized as services are provided to subscribers. The Company records subscriptions received in advance of the service being provided as deferred revenue.

                   MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1999, 1998 AND 1997



     e. Income Taxes - Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.

        Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that the tax rate changes.

     f. Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenue and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

     g. Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In many cases, fair value estimates cannot be substantiated by comparison to independent market information and could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

        Accordingly, the aggregate fair value amounts presented may not represent the underlying value of the Company. In Management's opinion, cash, trade accounts receivables, shareholder loans receivable, notes receivable from customers, deposits, accounts payable, accrued expenses and deferred revenue equal or approximate fair market value due to their current nature. The long-term debt, term loans and line of credit are at market rates, which equal or approximate fair value. The fair value of the prepaid lease expense exceeds its carrying value.

                   MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1999, 1998 AND 1997



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

     j. Deferred Financing Costs - Deferred financing costs at December 31, 1997 represented expenditures relating to the Access Capital, Inc. debt financing (see note 10). The amount was being amortized over the term of the loan and security agreement and was expensed as an extraordinary item in 1998.

     k. Earnings Per Share of Common Stock - Basic and diluted net loss per common share is presented in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Basic net loss per common share excludes dilution for common stock equivalents and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net loss per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised. Diluted net loss per common share is equal to basic net loss per common share since all common stock equivalents are anti-dilutive for each of the periods presented.

     l. Stock Based Compensation - Stock based compensation is recognized using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. For disclosure purposes, net loss and net loss per share data included in note 5 are provided in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), as if the fair value method had been applied.

                   MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1999, 1998 AND 1997


NOTE 2 - RELATED PARTY TRANSACTIONS-CONFLICTS OF INTEREST

The following transactions occurred between the Company and related parties:

     a. Shareholder loans receivable of $20,000 and $38,707 at December 31, 1999 and 1998 are payable on demand and are interest free. During 1999, a shareholder repaid his outstanding loan of $12,909 by surrendering 1,613 shares of the Company's common stock to the company.

     b. In May 1997, the Company's majority shareholder converted its payables of $131,889 to Series B Preferred Stock. Previously this was recorded as a current liability.

     c. The Company has been informed that Cacomm, Inc., the Company's majority shareholder, is a partner in a general partnership known as the Grand MMDS Alliance. The Grand MMDS Alliance claims to hold the licenses to certain MMDS channels as a designated selectee of the FCC. These channels cover similar broadcast areas as the Company and the possibility exists that the Grand MMDS Alliance could commence business in direct competition with the Company. The Company has no reliable information as to whether the Grand MMDS Alliance has commenced business operations as of the date of this report.

     d. During 1997, the prior lenders converted their accrued interest in the amount of $105,468 to one year notes at 10% interest, with interest and principal originally payable May 8, 1998. The preferred stockholders agreed to extend the maturity of the above-mentioned notes to May 8, 2000.

NOTE 3 - STOCK OPTION PLAN

During the first quarter of 1999, Magnavision adopted a non-qualified stock option plan ("the Plan"). Under this Plan, options may be granted at a price equal to or less than the fair market value of the Company's stock at the date of the grant. Options granted under the Plan are exercisable at various dates specified in the underlying option. The options expire three months after termination of employment with the Company. Under the Plan, options to purchase an aggregate of not more than 349,986 shares of common stock may be granted from time to time to key employees, including officers, advisors, and independent consultants or to any other persons. Under the Exchange Agreement (a copy which was filed with the Company's 10K for the year ending December 31, 1997) and when the Plan was adopted, options were also to be granted to certain employees under the Plan. Also under a letter agreement, the President and C.E.O. was to receive 150,000 options at an exercise price of $1.00. As of January 19, 1999, the compensation committee awarded or caused to be issued 223,974 options including:
150,000 options to the President and CEO at an exercise price of $1.00, and 43,974 options issued pursuant to the Company's obligation under the Exchange Agreement at an exercise price of $2.00 per share and awarded 30,000 options to various employees at an exercise price of $2.00 per option.

                   MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1999, 1998 AND 1997


The Company accounts for stock options issued to employees under APB 25 as permitted by SFAS 123 under which no compensation cost has been recognized for the options granted as they were issued above fair market value.

Summary of stock option activity is as follows:
                                                                Weighted-average
                                      Shares under option        exercise price
--------------------------------------------------------------------------------
Granted                                      223,974                  $1.33
Terminated                                      -                         -
Exercised                                     16,154                  $2.00
                                             -------                  -----
Balance at December 31, 1999                 207,820                  $1.28


The following is a summary of options outstanding and exercisable at December 31, 1999.

                      Options Outstanding                                          Options Exercisable
-----------------------------------------------------------------    ------------------------------------------------
Range of          Number outstanding at       Weighted-average       Weighted-   Number exercisable at    Weighted-
exercise prices     December 31, 1999       remaining contractual      average      December 31, 1999       average
                                                    life              exercise                             exercise
                                                                        price                                price
------------------------------------------------------------------   ------------------------------------------------
   $1.00               150,000                   9 years              $ 1.00              150,000            $1.00
    2.00                57,820                   9 years                2.00               37,820             2.00
    ----               -------                   -------              ------              -------            -----
$1.00-$2.00            207,820                   9 years              $ 1.28              187,820            $1.20

The Company applies APB 25 in accounting for its Plan and, accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the exercise price. Because the Company grants options at a price equal to or greater than the fair market value of the stock at the date of grant, no compensation is recorded. Had the Company determined compensation cost based on the fair market value at the grant date consistent with the provision of SFAS 123, the Company's net loss to common shareholders would have been increased to the pro forma amounts indicated below:

                                                   1999
                                                   ----
Net loss
    As reported                                  $910,808
    Pro forma                                   1,011,057
Net loss per common share Basic:
    As reported                                      (.79)
    Pro forma                                        (.87)

                   MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1999, 1998 AND 1997


The pro forma amounts as noted above may not be representative of the effects on reported earnings for future years. Pro forma net loss per common shareholder reflects only options granted in 1999.

The weighted average fair value of the stock options granted during the year ended 1999 was $.49 on the date of grant using the Black Scholes option pricing model with the following assumptions: for 1999 - expected dividend yield 0.0%, risk free interest rate of 4.5 %, expected volatility of 70% and expected life of 5 years.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1999 and 1998 are summarized by major classification as follows:

                                                    1999               1998
                                                    ----               ----
        Office Furniture and Equipment           $   74,445        $   73,683
        Transportation Equipment                     24,879            37,582
        Machinery and Equipment                   3,076,666         2,965,920
                                                -----------       -----------
                                                 $3,175,990        $3,077,185
        Less:  Accumulated Depreciation          (1,657,176)       (1,122,022)
                                                -----------       -----------
                                                 $1,518,814        $1,955,163
                                                ===========       ===========

Depreciation expense was $550,357 in 1999 and $382,289 in 1998.

Machinery and equipment relate principally to assets owned by the Company located at the various colleges and nursing home sites serviced by the Company.

NOTE 5 - INCOME TAXES

Income tax expense attributable to loss before provision for income taxes and extraordinary item:

        Current

        Year ended December 31,         1999            1998               1997
                                        ----            ----               ----
        Federal                        $    0          $    0             $    0
        State                           5,371           4,851              3,989
                                       ------          ------             ------

        TOTAL                          $5,371          $4,851             $3,989
                                       ======          ======             ======

                   MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1999, 1998 AND 1997


Income tax expense attributable to loss before provision for income taxes and extraordinary item differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from operations as a result of the following:


                                                         1999                 1998                 1997
                                                         ----                 ----                 ----
Computed expected tax benefit                         $(142,193)           $(202,024)           $(485,647)

Increase (reduction) in income taxes resulting from:

Increase in valuation allowance for
federal & state deferred tax assets                     124,570              180,794              462,815

Book vs. tax depreciation                                 7,709               11,310               19,200

State and local income taxes, net of
federal income tax benefit                                3,545                3,202                2,633

Non-deductible portion of meals and
entertainment                                             3,734                1,867                2,775

Other, net                                                8,006                9,702                2,213
                                                      ---------            ---------            ---------
                                                      $   5,371            $   4,851            $   3,989
                                                      =========            =========            =========

                   MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1999, 1998 AND 1997

The temporary differences and carry forwards which give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are presented below:


                                                                 1999                    1998
                                                                 ----                    ----
Deferred tax assets:
Net operating loss carry forwards                             $3,741,697              $3,359,823
Compensation paid with Company stock                              28,123                  28,123
Organization and construction costs capitalized for tax
purposes                                                         207,521                 256,359
Less valuation allowance                                      (3,955,681)             (3,622,645)
                                                              ----------              ----------
                                 Net deferred tax assets          21,660                  21,660
                                                              ----------              ----------

Deferred tax liabilities:
Property and equipment, principally due to differences
in depreciation                                                  (21,660)                (21,660)
                                                              ----------              ----------
Net deferred income taxes                                     $        -              $        -
                                                              ==========              ==========

At December 31, 1999, the Company has net operating loss carry forwards for federal income tax purposes of approximately $7,932,000 which are available to offset future taxable income which expire in varying amounts through 2019.

The Company's ability to use such net operating losses is limited by change of control provisions under the Internal Revenue Code section 382.

NOTE 6 - NOTES RECEIVABLE  FROM CUSTOMER

As part of the purchase of equipment by Fordham University for its data system during 1998, Fordham issued non-interest bearing notes for $467,000 and $441,271 due May 15, 1999 and May 15, 2000, respectively. The $467,000 note was repaid during 1999. These notes are secured by a security interest in the equipment at the University for the data system.

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following at December 31,:

Senior Debt                                          1999              1998
-----------                                          ----              ----
10% Term loan  (a)                                $1,794,000        $2,428,000
 BSB line of credit (a)                              250,000                 -
12.25% Term note due April 2000  (c)                       -             6,642
10% Note related to conversion  (b)                  105,468           105,468
                                                  ----------         ---------
                                                   2,149,468         2,540,110

Less current portion                              $2,149,468           640,642
                                                  ==========         ---------
Long-term debt                                             -        $1,899,468
                                                  ----------        ==========

                   MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1999, 1998 AND 1997


     a. 10% Term BSB Bank & Trust Company Loan - On July 3, 1998, the Company and BSB Bank and Trust Company ("BSB") entered into an agreement to refinance the Company's existing credit line and supply working capital. Pursuant thereto, Magnavision borrowed the sum of $2.5 million dollars which bears interest at a fixed rate of 10% per annum and has a 5 year term. The loan requires monthly installments of interest, plus 9 monthly payments of principal, payable in arrears, in accordance with the agreed upon schedule starting October 1998. The loan was utilized to refinance existing debt (see Note 10) and the remaining approximate $1.9 million was used to finance the completion of outstanding contracts for private cable television service at various locations and to complete the Fordham University data distribution system and for working capital.

        BSB also granted the Company a $500,000 line of credit to be used for future installations of private cable systems and general corporate purposes. This line of credit has an interest rate of prime plus 1.5%, payable monthly, and matures in June 2000. The weighted average prime rate as of December 31, 1999 was 8%. Amounts outstanding on the line of credit at December 31, 1999 were $250,000. No amounts were outstanding on the line-of-credit as of December 31, 1998.

        In connection with the above transactions, BSB received 146,176 warrants to purchase approximately 4% of Magnavision's issued and outstanding capital stock on a fully diluted basis at an exercise price of $2.00 per share.

        Both the Term Loan and line of credit were paid off with the proceeds of the sale of the assets of the Private Cable system (see Note 17).

     b. 10% Note Related to Conversion - In 1997, the prior lenders converted their accrued interest in the amount of $105,468 to one year notes at 10% interest, with interest and principal originally payable May 8,1998. The preferred stockholders agreed to extend the maturity of the above-mentioned notes to May 8, 2000. These notes were paid off with the proceeds of the sale of the assets of the Private Cable system. (see
        Note 17)

     c. 12.25% Term note due April 2000 - Note payable to financing company, payable in monthly installments of $436, including interest at 12.25% collaterilized by the vehicle. This note was paid in full during 1999.

                   MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1999, 1998 AND 1997



NOTE 8 - COMMITMENTS & CONTINGENCIES

Operating Leases

The Company leases office space, equipment and automobiles for use in continuing operations for terms of 2 years. Minimum lease payments over the remaining lease terms are as follows:

                           2000                 $11,829
                           2001                     420
                                                -------
                                                $12,249
                                                =======

Rent expense under operating leases amounted to $28,464, $38,998 and $47,464 for the years ended December 31, 1999, 1998 and 1997, respectively.

Change-of-Control Policies

During the third quarter of 1999, the Company adopted policies for the purpose of retaining the services of its employees during a change-of-control of the Company and paying severance to employees who are terminated as a result of a change-of-control. The policies are limited in scope and duration, and are effective only if there is a change-of-control prior to January 1, 2001. A change-of-control is defined in the policies as any event that would be reportable in Item 1(a) of SEC Form 8-K, including, without limitation, any event that causes any person, directly or indirectly, to become the beneficial owner of 50% or more of the securities ordinarily having the right to vote at the election of directors of the Company or the sale of all or substantially all of the Company's assets or the assets of a wholly owned subsidiary.

The change-of-control policy for non-officer employees calls for both retention pay and severance pay. The amount of retention incentive pay is up to three months base pay for each eligible employee. The amount of severance pay is up to nine months base pay for each eligible employee with three or more years of service and up to six months base pay for each eligible employee with more than one year of service.

The change-of control policy for employees who are corporate officers, with the exception of the President and C.E.O. who has a separate plan, provides for severance pay in an amount up to 12 months base pay for each eligible employee and immediate vesting of all issued and outstanding stock options, subject to certain limitations.

The change-of-control agreement for the President and C.E.O. provides for severance pay in an amount equal to 12 months of base pay upon a change-of-control prior to June 1, 2000.

NOTE 9 - LICENSE AGREEMENT

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

Pursuant to the agreement, the Company must also pay to the Archdiocese a royalty fee for the use of the Transmission Capacity, in accordance with the terms and amounts described in the amended agreement. In connection with the amended agreement the Company had a contingent obligation to fund the reconstruction of the Archdiocese's system and deposited $900,277 in an escrow account for the purpose of system reconstruction upgrades. The Company recorded the deposit as prepaid lease expense and is amortizing the amount over the life of the agreement through January 2004.

                   MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1999, 1998 AND 1997



At December 31, 1999, the minimum royalty payments over the remaining license term are as follows:
                               For the Year Ended

                             2000            221,568
                             2001            221,568
                             2002            221,568
                             2003            221,568
                             2004             18,464
                                           ---------
                                           $ 904,736
                                           =========

                   MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1999, 1998 AND 1997


NOTE 10 - NET LOSS PER SHARE

The Company computes basic and diluted earnings per share in accordance with SFAS 128 "earnings per share" The table reconciles the numerator and denominator of the basic earnings per share computations shown on the consolidated statements of operations.


For the years ended December 31,            1999            1998             1997
                                            ----            ----             ----
Basic and diluted EPS
      Numerator:
      Extraordinary loss from early
         extinguishment of debt          $       0       $  165,779      $   275,844
      Net loss                            (418,216)        (594,188)      (1,428,373)
Redeemable preferred
      stockholders dividend                400,000          400,000          257,778
Accretion of preferred stock                92,593           92,593           54,012
                                         ---------       ----------      -----------
      Net loss to common stockholders     (910,809)      (1,086,781)      (1,740,163)
                                         =========       ==========      ===========

Denominator:
      Weighted average
      Common shares outstanding          1,157,005        1,154,354        1,152,504

      Basic and diluted EPS                  ($.79)           ($.94)          ($1.51)


      Warrants and stock options to purchase 2,486,860, 2,279,040 and 2,134,774 of common stock outstanding as of December 31, 1999, 1998 and 1997, respectively, were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

NOTE 11 - ACCESS CAPITAL, INC. LINE OF CREDIT

In September 1997, the Company and Access Capital, Inc. agreed to a $1,250,000 three-year revolving line of credit to be used to expand the Company's private cable business. Interest was payable at prime rate plus five and one-half percent and all outstanding amounts were payable in September 2000. The line was secured with the lender by a pledge of private cable contracts and all other Company assets. In addition, the lender received 138,536 warrants at an exercise price of $2.00 per share to purchase approximately 4% of the Company's stock on a fully diluted basis. The warrants contain a put and call option in the event that the Company sells a significant asset. The put option requires the Company to purchase a percentage of the lender's warrants as required by a formula outlined in the amended agreement.

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

The Company paid off this loan with the proceeds of the BSB Bank & Trust loan on July 3, 1998 as discussed in note 6. The Company incurred a penalty in connection with this termination. The penalty, together with the write-off of the unamortized deferred financing costs, has been classified as an extra-ordinary item in the accompanying 1998 consolidated statement of operations. The Warrant remains outstanding and expires May 8, 2008.

                   MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1999, 1998 AND 1997


NOTE 12 - EXCHANGE OF DEBT TO REDEEMABLE PREFERRED STOCK

In August 1995, the Company obtained a $5,000,000 senior subordinated lending facility from IBJ Schroder Bank & Trust Co., IBJS Whitehall Capital Corporation (collectively "IBJS") and KOCO Capital Company, L.P. ("KOCO").

On May 8, 1997, the Company agreed with its lenders to exchange its senior subordinated notes into redeemable preferred stock. Under the terms thereof, the Company's outstanding subordinated notes, aggregating approximately $4.1 million and the balance under the line together with accrued interest and detachable warrants, were exchanged for $5 million of 8% redeemable preferred stock due December 31, 2002.

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

In connection with the exchange, the lenders agreed to issue one year unsecured notes totaling $105,468 with interest at 10% payable at maturity (see Note 7).

During 1997, the Company wrote off the unamortized deferred financing costs related to the subordinated notes, which has been classified as an extraordinary item in the accompanying 1997 consolidated statement of operations.

NOTE 13 - REDEEMABLE PREFERRED STOCK

During 1997, the Company authorized 10,000,000 shares of Preferred Stock. The Company also designated 5,000,000 shares of the authorized amount as Series A Preferred Stock and 150,000 shares as Series B Preferred Stock concurrent with the designation of the Preferred Stock. The Series A Preferred Stock has a mandatory redemption due December 31, 2002 and an optional redemption at face value at the Company's option. Also, if the Company has a sale of an asset or other equity transaction in excess of $5,000,000, the Series A Preferred Stockholders are to receive a liquidation pay off of Series A Preferred Stock plus all unpaid dividends due on the preferred stock being liquidated in the amount of 25% of net proceeds of the transaction.

                   MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1999, 1998 AND 1997


During 1997 The senior subordinated notes along with the remaining balance of the credit line was exchanged for 5,000,000 shares of 8% cumulative redeemable Series A Preferred Stock, (see Note 12). At closing, the Company received cash of approximately $800,000 after expenses.

Holders of Series A Preferred Stock are entitled to receive, when and as declared by the Company's Board of Directors, cash dividends cumulative at the rate of 8% per share. Cumulative and unpaid dividends amounted to $1,057,778 at December 31, 1999. Currently the Company does not have positive equity and, therefore, is prohibited from paying dividends. However, if there is an event, that causes a liquidation of Preferred Stock, then there is a provision in the Exchange Agreement to liquidate a portion of the dividends which have accumulated.

Subsequent to year end, the sale of the Private Cable system caused a $1.7 million liquidation of the Series A Preferred Stock and the related unpaid dividends due. The remaining Series A Preferred Stock is 3,643,692 shares at $1 per share and accumulated dividend of $743,314. (see Note 17)

NOTE 14 - STOCKHOLDERS EQUITY TRANSACTION

During 1999, option holders exercised options to purchase 16,154 shares of common stock at $2.00 per stock and in 1997 a warrant holder exercised warrants to purchase 354 shares of common stock at $2 per share.

During 1999, a former officer of the Company repaid his outstanding loan of $12,909 with 1,613 shares of his stock. The Company retired these shares.

During 1998, warrant holders exercised warrants to purchase 1,880 shares of common stock at $2.00 per share.

On May 8,1997, the Company effected a 1-for-20 reverse split of its common stock such that each outstanding share of common stock was, effective May 9, 1997, converted into .05 shares of post split common stock and the par value of common stock was changed from $.004 to $.08 per share.

During 1997, the Company converted a shareholder loan into shares of Series B Preferred Stock.

NOTE 15 - SIGNIFICANT CUSTOMERS

For the years ending December 31, 1999, 1998 and 1997, revenue from the Company's three largest customers represented 39%, 33% and 40%, respectively, of total revenues.

NOTE 16 - CONCENTRATION OF CREDIT RISK

The Company has a note receivable due from Fordham University. The note is secured by equipment at the University.

Also, the Company maintains its cash at a financial institution. The Federal Deposit Insurance Corporation only insures up to $100,000 at any one financial institution. The Company rarely maintains cash of more than $100,000 in any one institution.

                   MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31,1999, 1998 AND 1997



NOTE 17 - SUBSEQUENT EVENT: SALE OF PRIVATE CABLE ASSETS

On March 30, 2000, the majority shareholders of Magnavision voted to accept the following sale of the private cable assets to Lamont Television Systems, Inc.

On March 15, 2000, Magnavision Corporation and Lamont Television Systems, Inc. entered into an Asset Purchase Agreement dated as of February 29, 2000, to purchase the service contracts and related fixed assets of Magnavision Corporation's Private Cable Operation for $7.5 million. The transaction closed on March 30, 2000, with the Company receiving approximately $6.7 million of the proceeds in cash after the establishment of an escrow account of approximately $200,000 and other closing adjustments. The Company used part of the proceeds to pay off its loan to BSB Bank & Trust Company in the amount of $1,954,000 and its notes to both IBJS Whitehall and KOCO Capital totaling $105,468 in the aggregate, plus the accrued interest. Other portions of the net proceeds were to be used to pay commissions of $300,000 to the company's investment banker due under this transaction and to establish accruals for severance of $255,000 and retention payments and legal and other fees totaling $75,000. The Company also will accrue approximately $1.2 million for State and Federal taxes. In addition, the May 1997 Exchange Agreement and the Company's Certificate of Incorporation, as amended, requires a payment of 25% of the net proceeds of the sale, or approximately $1.7 million to be used to retire a portion of the Company's Series A Preferred Stock and the related accumulated preferred stock dividend outstanding. The number of shares of Series A Preferred Stock remaining after the 25% payoff is 3,643,692 shares at $1 per share and the accumulated preferred stock dividend has been reduced by $314,664 to $743,314 before the accumulation for the 1st Quarter of 2000.

Magnavision continues to hold long-term rights to use fixed wireless spectrum at seven existing transmission sites in New York and additional sites in New Jersey. The Company intends to use its best efforts to either develop or sell, the wireless spectrum although, no assurances can be made that it will either be developed or sold.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on the Company's behalf by the undersigned, thereunto duly authorized.

                                                MAGNAVISION CORPORATION


DATE:   April 14, 2000                          By:  /s/ Robert E. Hoffman
                                                     ---------------------------
                                                     ROBERT E. HOFFMAN
                                                     Principal Executive Officer


                                                By:  /s/ Jeffrey Haertlein
                                                     ---------------------------
                                                     JEFFREY HAERTLEIN
                                                     Principal Financial and
                                                       Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                             Date
---------                   -----                             ----

/s/ Robert E. Hoffman       CEO, President, Director          April 14, 2000
----------------------
Robert E. Hoffman

/s/ George Zombek           Director                          April 14, 2000
----------------------
George Zombek

/s/ Evan Wildstein          Director                          April 14, 2000
----------------------
Evan Wildstein

/s/ Kevin Falvey            Director                          April 14, 2000
----------------------
Kevin Falvey

/s/ Geoffrey Thompson       Director                          April 14, 2000
----------------------
Geoffrey Thompson

                                    EXHIBITS


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