Form 10-Q
period 2000-03-31
MAGNAVISION CORPORATION
filed 2000-05-15
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACTS OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] The aggregate market value of the voting stock held by nonaffiliates of the registrant on May 10, 2000 was $780,050.19.

The number of shares of Registrant's Common Stock outstanding on May 10, 2000 was 1,180,208.

Documents Incorporated by Reference: None.

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - March 31, 2000 and December 31, 1999

Condensed Consolidated Statements of Operations - Three months ended March 31, 2000 and March 31, 1999.

Condensed Consolidated Statements of Shareholders' Deficiency - Period December 31, 1999 to March 31, 2000.

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2000 and March 31, 1999.

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None

PART II. Other Information

ITEM 1.  FINANCIAL INFORMATION

MAGNAVISION CORPORATION & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           March 31         December 31
ASSETS                                                                                       2000              1999
                                                                                          (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                             2,621,382           230,017
     Trade accounts and other receivables                                                     88,798           382,045
     Notes receivable from customer                                                          441,271           441,271
     Shareholder loans receivable                                                             20,000            20,000
     Escrow account                                                                          222,418                --
     Prepaid expenses and other current assets                                                33,428            33,428
                                                                                          -----------------------------
          Total Current Assets                                                             3,427,297         1,106,761

PROPERTY AND EQUIPMENT
     Property and equipment, at cost                                                         199,671         3,175,990
     Less:  accumulated depreciation                                                        (119,232)       (1,657,176)
          Net property and equipment                                                          80,439         1,518,814

OTHER ASSETS
     Prepaid lease expense                                                                   410,006           436,748
     Deposits                                                                                  1,990             1,990
                                                                                          -----------------------------

TOTAL ASSETS                                                                               3,919,732         3,064,313
                                                                                          =============================


LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable                                                                         46,915            97,127
     Accrued expenses                                                                         43,585           165,385
     Accrued expenses for Private Cable sale                                               1,029,000                --
     Deferred revenues                                                                        69,560           369,765
     Current portion of long-term debt                                                            --         1,794,000
     Line of credit                                                                               --           250,000
     Term loans due to shareholders                                                               --           105,468
                                                                                          ----------------------------
          Total Current Liabilities                                                        1,189,060         2,781,745


Security deposits payable                                                                     14,914           176,692

Commitments and contingencies

Series A Preferred Stock, $1 par value, 9,850,000 shares authorized;
        issued and outstanding, 3,643,392 shares at March 31, 2000
        5,000,000 shares at December 31,1999, net of unamortized discount and
        excluding accumulated dividend                                                     3,430,018         4,683,642
     Series A Preferred Stock accumulated dividend                                           843,115         1,057,778

SHAREHOLDERS' DEFICIENCY
     Series B Preferred Stock, $1 par value , 150,000 shares                                 131,889           131,889
         authorized; issued and outstanding, 131,889 shares.
     Common Stock, $0.08 par value - 10,000,000 shares
          authorized; issued and outstanding, 1,168,931 shares
          at March 31,2000 and December 31, 1999                                              93,513            93,513
     Additional paid-in capital                                                            3,911,617         3,911,617
     Accumulated deficit                                                                  (5,694,394)       (9,772,563)
                                                                                          -----------------------------
Total Shareholders' Deficiency                                                            (1,557,375)       (5,635,544)
                                                                                          -----------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                             3,919,732         3,064,313
                                                                                          =============================




See accompanying notes to unaudited condensed consolidated financial statements.

MAGNAVISION CORPORATION & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (UNAUDITED)

                                                                                         Three months ended March 31
                                                                                          2000                 1999
REVENUES
     Gross revenues                                                                      597,165              875,955
     Cost of sales                                                                       236,390              285,718
     GROSS PROFIT                                                                        360,775              590,237

OPERATING EXPENSES
     Salaries                                                                            146,367              193,873
     Depreciation                                                                         94,807              132,026
     General and administrative expenses                                                 192,928              185,522
                                                                                      -------------------------------
TOTAL OPERATING EXPENSES                                                                 434,102              511,421
                                                                                      -------------------------------

OPERATING (LOSS) INCOME                                                                  (73,327)              78,816
                                                                                      -------------------------------
OTHER INCOME (EXPENSE)
     Gain on the sale of the Private Cable assets, net of related expenses             5,103,486                 --
     Interest expense                                                                    (50,441)             (60,957)
     Interest income                                                                       5,000                4,000
                                                                                      -------------------------------
          Total other income (expense)                                                 5,058,045              (56,957)


INCOME  BEFORE PROVISION FOR INCOME TAXES                                              4,984,718               21,859

PROVISION FOR INCOME TAXES                                                               703,864                4,969

NET INCOME                                                                             4,280,854               16,890
                                                                                      -------------------------------
Preferred shareholders dividend requirement                                              100,000              100,000
Accretion of preferred stock                                                             102,685               23,149
                                                                                      -------------------------------

Net income (loss) to common shareholders                                               4,078,169             (106,259)
                                                                                      -------------------------------



Net income (loss) per common share basic:                                             $     3.49           ($    0.09)
Net income (loss) per common share diluted:                                           $     1.49                (0.09)

Weighted average common shares used  to compute net income (loss) per share:
Basic                                                                                  1,168,931            1,154,390
Diluted                                                                                2,739,514            1,154,390

See accompanying notes to unaudited condensed consolidated financial statements.

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
For the period December 31, 1999 to March 31, 2000
                    (UNAUDITED)

                                                       Series B                            Additional                     Total
                                                   Preferred Stock        Common Stock       Paid in   Accumulated    Stockholders'
                                                 Shares       Amount    Shares     Amount    Capital      Deficit       Deficiency
                                                 ----------------------------------------------------------------------------------
Balance, December 31,1999                         131,889    131,889   1,168,931   93,513   3,911,617   (9,772,563)     (5,635,544)


Accretion of preferred stock                                                                              (102,685)       (102,685)

Net income                                                                                               4,280,854       4,280,854

Series A Preferred Stock accumulated dividend                                                             (100,000)       (100,000)

                                                 ----------------------------------------------------------------------------------
Balance, March 31, 2000                           131,889    131,889   1,168,931   93,513   3,911,617   (5,694,394)     (1,557,375)

See accompanying notes to unaudited condensed consolidated financial statements.

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              (UNAUDITED)

                                                                                            Three months ended March 31
                                                                                               2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                              4,280,854            16,890
     Adjustments to reconcile net income  to net cash provided by operating activities
     Gain on sale of private cable assets                                                   (5,103,456)               --
          Depreciation                                                                          94,807           132,026
          Amortization of channel lease prepayments                                             26,742            26,742
          Changes in Assets and Liabilities:
               Decrease (Increase) in trade accounts and
                     other receivables                                                         293,247           (37,198)
              Increase in prepaid expenses and other current assets                                 --           (30,979)
               Decrease in accounts payable                                                    (50,212)          (39,725)
               Decrease in accrued expenses                                                   (121,800)          (38,530)
               Increase in accrued expenses for Private Cable sale                           1,029,000
               Decrease in security deposits payable                                          (161,778)               --
               (Decrease) increase in deferred revenues                                       (300,205)           15,095
                                                                                           ------------------------------
                              Net cash provided by  operating activities                       (12,831)           44,321

CASH FLOWS FROM INVESTING ACTIVITIES
             Proceeds from sale of Private Cable assets, net of costs                        6,447,053                --
             Property and equipment net of purchases                                                --           (34,775)
                                                                                           ------------------------------
                            Net cash provided by (used in)  investing activities             6,447,053           (34,775)

CASH FLOWS FROM FINANCING ACTIVITIES
     Estabisment of an escrow account                                                         (222,418)                --
     Repayments of line of credit                                                             (250,000)               --
     Repayments of  long term debt                                                          (1,794,000)          (73,743)
     Repayment of loans due to shareholders                                                   (105,468)               --
     Redemption of Series A Preferred Stock                                                 (1,356,308)               --
     Payment of accumulated dividends                                                         (314,663)               --
                                                                                           ------------------------------
                          Net cash used in financing activities                             (4,042,857)          (73,743)

                                  Net increase in cash                                       2,391,365           (64,197)
    Cash  and cash equivalents beginning of period                                             230,017           227,091
    Cash and cash equivalents end of period                                                2,621,382           162,894
                                                                                           -------------------------------


Non cash items:
Series A Preferred Stock Accumulated dividend                                                 $100,000          $100,000
Accretion of preferred stock                                                                  $102,685           $23,149

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO MARCH 31, 2000 UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1.  Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements include the accounts of Magnavision Corporation ("the Parent") and its wholly owned subsidiaries, (collectively the "Company"), the most significant of which are Magnavision Corporation (New Jersey), Magnavision Private Cable, Inc. and Magnavision Wireless Cable, Inc. In the opinion of management, all adjustments necessary for a fair presentation of financial statements have been included. Such adjustments consisted only of normal recurring items. The condensed consolidated financial statements for the quarters ending March 31, 2000 and March 31, 1999 are unaudited and should be read in conjunction with the Company's consolidated annual financial statements and notes thereto for the year ending December 31, 1999.

2. Sale of the Private Cable Assets
The sale of the Private Cable assets was completed on March 30, 2000 and was based on the Asset Purchase Agreement between Lamont Television System Inc. and the Company dated as of February 29, 2000 to purchase the service contracts and related fixed assets of the Company. The purchase price was $7.5 million and was adjusted for documentation and system corrections and other closing adjustments totaling $420,415. The Company also paid the investment banker fee of $300,000, and established accruals for severance and retention of $255,000, legal and other fees of $75,000, and Federal and State taxes of $700,000. The Private Cable Assets sold had a book value, net of depreciation, of $1,347,099. As part of the sale the Company established an escrow account for $222,418 to cover certain contingencies pursuant to the agreement for a period of nine months. The gain on the sale to the Company before taxes and any effect of the escrow account was $5,103,486.

Also the May 8, 1997 Exchange Agreement and the Company's Certificate of Incorporation, as amended, required the payment of 25% of the net proceeds of the Private Cable sale be used to retire a portion of the Company's Series A Preferred Stock and related accumulated preferred stock dividend. The Company redeemed $1,356,608 shares of Series A Preferred Stock for $1,356,608 and also paid $314,663 of accumulated dividends. The Company also accelerated the accretion of $79,536 related to the redeemed Series A Preferred Stock.

As part of the Private Cable sale the Company vested 5,000 unvested options relating to the retention of an officer who was terminated as a result of the sale.

3. Pay off of Debt
The Company repaid off both its term loan and outstanding line of credit with BSB Bank and Trust Co. totaling $2,044,000 principal plus interest then due from the proceeds of the Private Cable sale. The 146,176 warrants issued to BSB Bank & Trust Co. as part of the original loan transaction remain outstanding to purchase the Company's issued and outstanding capital stock at an exercise price of $2.00 per option. The Company also repaid the outstanding notes totaling $105,468 plus accrued interest from the proceeds of the sale.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
All of the Company's current revenues were derived from its private cable operations that were sold as of February 29, 2000. The wireless channel capacity operations have not commenced, therefore, no revenue has been derived from the wireless operation.

The Registrant and its wholly owned subsidiary, Magnavision Private Cable, Inc., began service in February 1992 to various colleges and senior living center facilities in the New York/New Jersey area utilizing direct satellite technology. This involved the use of antennas, which were installed at the facility and then separately wired on a room-by-room basis. The majority of the facilities using the Company's private cable service were in New Jersey and New York, but the Company's market area currently reaches from North Carolina to Massachusetts and west to Wisconsin.

Each installation was comprised of a number of billing outlets. A billing outlet represented a hookup for a television. The Company collected revenue from each television online. For the most part, the colleges were on a nine-month billing cycle starting in September and ending in June of the subsequent year. The nursing homes and hospitals were on a 12-month billing cycle.

First Quarter 2000 Compared to First Quarter 1999

During the first quarter of 2000, the Company sold its Private Cable assets to Lamont Television Systems Inc. The transaction was effective as of February 29, 2000.

For the first quarter 2000, gross profits decreased $229,462 from the first quarter of 1999. The decrease in gross profit was primarily the result of reflecting two months of operation in the year 2000 virus three months of operations in 1999 due to the sale of the Private Cable assets in 2000, which was effective as of February 29, 2000.

The total operating expenses decreased $77,319 in the first quarter of 2000 when compared to the first quarter of 1999. Salaries accounted for $47,506 of the decrease representing a savings for staff expenses reimbursed by Lamont Television Systems Inc. relating to staff expenses for the month of March 2000. Depreciation was $37,219 less than the first quarter of 1999 because only two months of deprecation was expensed in the first quarter of 2000 as compared to a full quarter of deprecation in 1999 due to the effective date of the sale of February 29, 2000 General and administrative expenses increased $7,406 when compared to the first quarter of 1999 due to increased professional fees in the first quarter of 2000.

For the first quarter 2000 other income increased $5,115,002 over first quarter of 1999. The gain on the sale of the Private Cable assets represented $5,103,486 of the increase and was based on the Asset Purchase Agreement between Lamont Television System Inc. and the Company dated as of February 29, 2000 to purchase the service contracts and related fixed assets of the Company. The purchase price of $7.5 million was adjusted for documentation and system corrections and other closing adjustments totaling $420,415. The Company also paid an investment banker fee of $300,000, and established accruals for severance and retention of $255,000, and legal and other fees of $75,000. The Private Cable Assets sold had a book value, net of depreciation, of $1,347,099.

Interest expense decreased $10,516 in the first quarter of 2000 when compared to the first quarter of 1999 due to lower loan balances in the first quarter of 2000.The Company accrued Federal and State taxes of $700,000 related to the Private Cable sale.

LIQUIDITY AND CAPITAL RESOURCES

For the first quarter ending March 31, 2000, the total cash and cash equivalents increased $2,391,365. At March 31, 2000 the Company had invested in Repurchase Agreements due April 1, 2000. The increase in cash is substantially due to the result of the sale of the private cable system.

The cash used in operating activities was $12,831 and was a result of the gain from the sale of the private cable assets, off set by accruals for the Private Cable sale of $1,029,000 for State and Federal taxes of $700,000, severance and retention payments of $255,000 and legal and other fees accruals of $75,000. There were also decreases that were related to the sale in deferred revenues of $300,205, trade accounts and other receivables of $293,247, and security deposit payable of $161,778.

The cash provided by investing activities of $6,447,053 was due to the gain on the sale of the Private cable assets, net of cost, in the first quarter of 2000.

Cash used in the financing activities was $4,042,857. The Company repaid its term loan of $1,794,000 and line of credit of $250,000 to BSB Bank & Trust Co. The Company also repaid the outstanding notes totaling $105,468 plus accrued interest from the proceeds of the sale. The Company was required to establish an escrow account for unforeseen contingences of $222,418 as part of the Private Cable sale. In addition the May 8, 1997 Exchange Agreement and the Company's Certificate of Incorporation, as amended, required the payment of 25% of the net proceeds of the Private Cable sale be used to retire a portion of the Company's Series A Preferred Stock and related accumulated preferred stock dividend. The Company redeemed $1,356,608 shares of Series A Preferred Stock for $1,356,608 and also paid $314,663 of accumulated dividends.

As a result of the Private Cable asset sale the Company has reduced its staff from 11 employees at December 31, 1999 to two full time employees and expects to use part-time clerical help as needed. The Company has also allowed its lease to expire and has located less expensive space that it will move into effective June 1, 2000.

For the quarter ending March 31, 1999, total cash decreased by $64,197. The cash provided by operating activities was $44,321 due to operating income offset by increased trade accounts, other receivables, and other assets, and decrease in a accounts payable and accrued expenses.

Cash used in investing activities was $34,775 and was used to purchase cable television equipment and other equipment.

Cash flows used in financing activities were $73,743 representing the payments on the Company's long-term debt.

Since the inception of its cable service in 1992, the Company has experienced operating losses and negative cash flows. In addition, at March 31, 2000, the Company had a shareholder deficit.

The Company's capital commitments at March 31, 2000 include capital to construct Facilities at the Department of Education of the Archdiocese of New York (the "Archdiocese"). The Company has not commenced operation of a wireless system, and will require substantial additional funding to do so.

The Company will use its cash and notes receivable from its customer for its short-term capital requirements.

The Company is exploring various strategic alternatives relating to its Channel Lease Agreement with the Archdiocese including potential strategic alliances, joint ventures or a sale or other disposition of the Company's rights under such agreement. However, no assurances can be given that the Company will successfully accomplish any strategic alternative related to the Channel Lease Agreement.

INFLATION

Management believes that inflation and changing prices will have a minimal effect on operations.

The above should be read in conjunction with the Company's unaudited condensed consolidated financial statements included elsewhere herein.

Certain statements under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements of the Company, or industry results expressed or implied by such forward looking statements. Such factors include among others, general economic and business conditions, which will, among other things, impact demand for the Company's services; changes in public taste, trends and demographic changes; cable companies, which may affect the Company's ability to generate revenues; political, social and economic conditions and laws, rules and regulations, which may affect the Company's results of operations; changes in business strategy or development plans; quality of management; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors.

PART II  OTHER INFORMATION

Item 1.  Litigation

PATRICK MASTRORILLI vs. MAGNAVISION CORPORATION
On June 21, 1999, the Company received a complaint filed in the Superior Court of New Jersey Legal Division in an action entitled Patrick Mastrorilli vs. Magnavision Corporation. This litigation relates to a former director and officer's claim for alleged future commissions due him on contracts and current renewals placed by him. Discovery is pending in this matter and the Company can make no predictions as to its final outcome at this time.

Item 2.  Properties

The Registrant's principal offices are located at 1725 Highway 35, The Wedgewood Building, Wall, New Jersey, where it occupies approximately 1200 square feet under a lease agreement that expires in May 2000.

Effective June 1, 2000, the Company has signed a six month lease for approximately 500 square feet and will move its office to 141 South Ave., Fanwood, New Jersey, 07076.

Item 6.  Exhibits and Reports on Form 8K

      a) Exhibits
         None
      b) Reports on Form 8K
         The Company filed no Reports on Form 8K during the Quarter ending March 31, 2000

Pursuant to the Requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 15, 2000                               /S/ Robert Hoffman
                                                     ---------------------
                                                     President and C.E.O.