Form 10-Q
period 2000-06-30
MAGNAVISION CORPORATION
filed 2000-08-11
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACTS OF 1934

                           Commission File No. 33-9030

                             MAGNAVISION CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                 22-2741313
----------------------------                     -------------------
(State or other jurisdiction                       (IRS Employer
      of incorporation)                          Identification No.)

       141 South Ave. Office# 4, Fanwood, NJ            07023
     ----------------------------------------         ----------
     (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (732) 449-1200

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
The aggregate market value of the voting stock held by nonaffiliates of the registrant on July 28, 2000 was $1,171,110.50.

The number of shares of Registrant's Common Stock outstanding on July 28, 2000 was 1,185,792.

     Documents Incorporated by Reference: None.

PART I. Financial Information

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -June 30, 2000 and December 31, 1999

Condensed Consolidated Statements of Operations - Three and six months ended June 30, 2000 and June 30, 1999.

Condensed Consolidated Statements of Shareholders' Deficiency - Period December 31, 1999 to June 30, 2000.

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and June 30, 1999.

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None

PART II. Other Information

ITEM 1.  FINANCIAL INFORMATION

                     MAGNAVISION CORPORATION & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  June 30       December 31
ASSETS                                                                              2000            1999
                                                                                -----------     ------------
                                                                                (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                   2,185,926           230,017
     Trade accounts and other receivables                                           91,444           382,045
     Notes receivable from customer                                                441,271           441,271
     Shareholder loans receivable                                                       --            20,000
     Escrow account                                                                222,418                --
     Prepaid expenses and other current assets                                      81,246            33,428
                                                                                ----------        ----------
          Total Current Assets                                                   3,022,305         1,106,761

PROPERTY AND EQUIPMENT
     Property and equipment, at cost                                                 3,528         3,175,990
     Less:  accumulated depreciation                                                (1,212)       (1,657,176)
                                                                                ----------        -----------
          Net property and equipment                                                 2,316         1,518,814

OTHER ASSETS
     Prepaid lease expense                                                         383,264           436,748
     Deposits                                                                        2,549             1,990
                                                                                ----------        -----------

TOTAL ASSETS                                                                     3,410,434         3,064,313
                                                                                ==========        ===========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable                                                               32,741            97,127
     Accrued expenses                                                               51,739           165,385
     Accrued expenses for Private Cable sale                                       818,800                --
     Deferred revenues                                                                  --           369,765
     Current portion of long-term debt                                                  --         1,794,000
     Line of credit                                                                     --           250,000
     Term loans due to shareholders                                                     --           105,468
                                                                                ----------        ----------
          Total Current Liabilities                                                903,280         2,781,745

Security deposits payable                                                               --           176,692

Commitments and contingencies

Series A Preferred Stock, $1 par value, 9,850,000
       shares authorized; issued and outstanding, 3,643,392 shares at June 30,
        2000 5,000,000 shares at December 31,1999, net of unamortized discount
        and excluding accumulated dividend                                       3,446,887         4,683,642
     Series A Preferred Stock accumulated dividend                                 915,989         1,057,778

SHAREHOLDERS' DEFICIENCY
     Series B Preferred Stock, $1 par value , 150,000 shares                       131,889           131,889
         authorized; issued and outstanding, 131,889 shares
     Common Stock, $0.08 par value - 10,000,000 shares
          authorized; issued and outstanding, 1,185,792 shares
          at June 30, 2000 and 1,168,931 at December 31, 1999                       94,862            93,513
     Additional paid-in capital                                                  3,963,990         3,911,617
     Accumulated deficit                                                        (6,046,463)       (9,772,563)
                                                                                ----------        ----------
Total Shareholders' Deficiency                                                  (1,855,722)       (5,635,544)
                                                                                ----------        ----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                   3,410,434         3,064,313
                                                                                ==========        ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                     MAGNAVISION CORPORATION & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Six months ended June 30              Three months ended June 31
                                                               ------------------------              --------------------------
                                                                 2000             1999                 2000               1999
                                                               -------         --------              ---------          --------
REVENUES
     Gross revenues                                            677,795         1,545,263                80,630           669,308
     Cost of sales                                             279,729           491,951                43,339           206,233
                                                            ----------         ---------             ---------        ----------
     GROSS PROFIT                                              398,066         1,053,312                37,291           463,075

OPERATING EXPENSES
     Salaries                                                  290,992           437,873               144,626           244,000
     Depreciation                                               96,017           294,951                 1,210           162,925
     General and administrative expenses                       411,264           335,266               218,336           149,744
                                                            ----------         ---------             ---------        ----------

TOTAL OPERATING EXPENSES                                       798,273         1,068,090               364,171           556,669

OPERATING LOSS                                                (400,207)          (14,778)             (326,880)          (93,594)

OTHER INCOME (EXPENSE)
     Gain on the sale of the Private Cable assets,
       net of related expenses                               5,126,748                --                23,262                --
     Interest expense                                          (50,441)         (123,187)                   --           (62,230)
     Interest income                                            46,292            15,703                41,292            11,703
                                                            ----------         ---------             ---------        ----------
          Total other income (expense), net                  5,122,599          (107,484)               64,554           (50,527)


INCOME (LOSS)  BEFORE PROVISION FOR INCOME TAXES             4,722,392          (122,262)             (262,326)         (144,121)
                                                            ----------         ---------             ---------        ----------

PROVISION FOR INCOME TAXES                                     703,864             4,969                    --                --
                                                            ----------         ---------             ---------        ----------

NET INCOME  (LOSS)                                           4,018,528          (127,231)             (262,326)         (144,121)

Preferred shareholders dividend requirement                    172,874           200,000                72,874           100,000
Accretion of preferred stock                                   119,554            46,298                16,869            23,149
                                                            ----------         ---------             ---------        ----------

Net income (loss) to common shareholders                     3,726,100          (373,529)             (352,069)         (267,270)
                                                            ----------         ---------             ---------        ----------




Net income (loss) per common share basic:                        $3.18            ($0.32)               ($0.30)           ($0.23)
Net income (loss) per common share diluted:                      $1.53            ($0.32)               ($0.30)           ($0.23)

Weighted average common shares used  to compute net
  income (loss) per common share:
Basic                                                        1,172,745         1,154,390             1,176,559         1,154,390
Diluted                                                      2,441,324         1,154,390             1,176,559         1,154,390


See accompanying notes to unaudited condensed consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
               For the period December 31, 1999 to June 30, 2000
                                   (UNAUDITED)

                                                 Series B                Common          Additional                     Total
                                              Preferred Stock             Stock            Paid in    Accumulated   Stockholders'
                                           Shares       Amount        Shares   Amount      Capital       Deficit      Deficiency
                                           --------------------------------------------------------------------------------------

Balance, December 31,1999                   131,889     131,889    1,168,931   93,513    3,911,617   (9,772,563)      (5,635,544)

Issuance of common stock, from the
  exercise of stock options                                           16,861    1,349       32,373           --           33,722

Accretion of preferred stock                                                                           (119,554)        (119,554)

Deferred Compensation                                                                       20,000           --           20,000

Net income                                                                                            4,018,528        4,018,528

Series A Preferred Stock
  accumulated dividend                                                                                 (172,874)        (172,874)
                                           -------------------------------------------------------------------------------------
Balance, June 30, 2000                      131,889     131,889    1,185,792   94,862    3,963,990   (6,046,463)      (1,855,722)


See accompanying notes to unaudited condensed consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six months ended June 30
                                                                                ------------------------------
                                                                                    2000                1999
                                                                                ------------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                                             4,018,528          (127,231)
     Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
         Gain on sale of private cable assets                                     (5,126,748)               --
          Depreciation                                                                96,017           294,951
         Deferred Compersation                                                        20,000
          Amortization of channel lease prepayments                                   53,484            53,484
          Changes in Assets and Liabilities:
               Decrease  in trade accounts and
                     other receivables                                               290,601            33,560
              Increase in prepaid expenses and other current assets                  (47,818)               --
              Decrease in accounts payable                                           (64,386)          (98,934)
              Decrease in accrued expenses                                          (113,646)          (12,739)
              Increase in accrued expenses for Private Cable sale                    818,800               --
              Decrease (increase) in security deposits payable                      (176,692)            4,389
              Payment of note receivable from customer                                    --           233,500
              Increase other assets and deposits                                        (559)          (30,977)
              Decrease in deferred revenues                                         (369,765)         (144,608)
                                                                                ------------------------------
                  Net cash provided by (used in) operating activities               (602,184)          205,395

CASH FLOWS FROM INVESTING ACTIVITIES
             Property and equipment  purchases                                            --           (42,361)
             Processds from  the private cable sale                                6,513,878                --
             Estabisment of an escrow account                                       (222,418)               --
             Processed from the sale equipment                                        33,651                --
                                                                                ------------------------------
                  Net cash provided by (used in) investing activities              6,325,111           (42,361)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock,
          from the exercise of stock options                                          33,722                --
     (Repayments) Issuance of line of credit                                        (250,000)          150,000
     Repayments of  long term debt                                                (1,794,000)         (346,615)
     Repayment of shareholder loan receivable                                         20,000                --
     Repayment of loans due to shareholders                                         (105,468)               --
     Redemption of Series A Preferred Stock                                       (1,356,608)               --
     Payment of accumulated dividends                                               (314,663)               --
                                                                                ------------------------------
                  Net cash used in financing activities                           (3,767,017)         (196,615)

                     Net increase (decrease) in cashand cash equivdents            1,955,909           (33,581)

    Cash  and cash equivalents beginning of period                                   230,017           227,091
    Cash and cash equivalents end  of period                                       2,185,926           193,510


Non cash items:
Series A Preferred Stock Accumulated dividend                                       $172,874                --
Accretion of preferred stock                                                        $119,554           $46,298



See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO JUNE 30, 2000 UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS:


1. Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements include the accounts of Magnavision Corporation ("the Parent") and its wholly owned subsidiaries, (collectively the "Company"), the most significant of which are Magnavision Corporation (New Jersey), Magnavision Private Cable, Inc. and Magnavision Wireless Cable, Inc. In the opinion of management, all adjustments necessary for a fair presentation of financial statements have been included. Such adjustments consisted only of normal recurring items. The condensed consolidated financial statements for the quarters ending June 30, 2000 and June 30, 1999 are unaudited and should be read in conjunction with the Company's consolidated annual financial statements and notes thereto for the year ending December 31, 1999.

2. Sale of the Private Cable Assets
The sale of the Private Cable assets was completed on March 30, 2000 and was based on the Asset Purchase Agreement between Lamont Television System Inc. and the Company dated as of February 29, 2000 to purchase the service contracts and related fixed assets of the Company. The purchase price was $7.5 million and was decreased for documentation and system corrections and other closing adjustments totaling $420,415. The Company also paid the investment banker fee of $300,000, and established accruals for severance and retention of $255,000, legal and other fees of $75,000, and Federal and State taxes of $700,000. The Private Cable Assets sold had a book value, net of depreciation, of $1,347,099. As part of the sale the Company established an escrow account for $222,418 to cover certain contingencies pursuant to the agreement for a period of nine months.
 The gain on the sale to the Company before taxes and any effect of the escrow account was $5,126,748.

Also the May 8, 1997 Exchange Agreement and the Company's Certificate of Incorporation, as amended, required the payment of 25% of the net proceeds of the Private Cable sale be used to retire a portion of the Company's Series A Preferred Stock and related accumulated preferred stock dividend. The Company redeemed 1,356,608 shares of Series A Preferred Stock for $1,356,608 and also paid $314,663 of accumulated dividends. The Company also accelerated the accretion of $79,536 related to the redeemed Series A Preferred Stock.

As part of the Private Cable sale the Company vested 5,000 unvested options relating to the retention of an officer who was terminated as a result of the sale.

3. Pay off of Debt
The Company repaid both its term loan and outstanding line of credit with BSB Bank and Trust Co. totaling $2,044,000 principal plus interest then due from the proceeds of the Private Cable sale. The 146,176 warrants issued to BSB Bank & Trust Co. as part of the original loan transaction remain outstanding to purchase the Company's common stock at an exercise price of $2.00 per option. The Company also repaid the outstanding notes due to shareholders totaling $105,468 plus accrued interest from the proceeds of the sale.

4. Equity Transactions
During the second quarter of 2000 option holders exercised options to purchase 16,861 shares of common stock at $2.00 per share.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
All of the Company's current revenues were derived from its private cable operations that were sold on March 30, 2000 as of February 29, 2000. The wireless channel capacity operations have not commenced, therefore, no revenue has been derived from the wireless operation.

The Registrant and its wholly owned subsidiary, Magnavision Private Cable, Inc., began service in February 1992 to various colleges and senior living center facilities in the New York/New Jersey area utilizing direct satellite technology. This involved the use of antennas, which were installed at the facility and then separately wired on a room-by-room basis. The majority of the facilities using the Company's private cable service were in New Jersey and New York, but the Company's market area reaches from North Carolina to Massachusetts and west to Wisconsin.

Each installation was comprised of a number of billing outlets. A billing outlet represented a hookup for a television. The Company collected revenue from each television online. For the most part, the colleges were on a nine-month billing cycle starting in September and ending in June of the subsequent year. The nursing homes and hospitals were on a 12-month billing cycle.

Six Months Ending June 30, 2000 compared to Six Months Ending June 30, 1999

During the first six months ending June 30, 2000, the Company sold its Private Cable assets to Lamont Television Systems Inc. The transaction was effective as of February 29, 2000.

For the first six months ending June 30, 2000, gross profits decreased $655,246 from the first six months ending June 30, 1999. The decrease in gross profit was primarily the result of reflecting two months of operations in the year 2000 verses six months of operations in 1999 due to the sale of the Private Cable assets as of February 29, 2000.

The total operating expenses decreased $269,817 in the first six months ending June 30, 2000 when compared to the first six months ending June 30, 1999. Salaries accounted for $146,881 of the decrease representing a savings for staff expenses reimbursed by Lamont Television Systems Inc. relating to staff expenses for the month of March 2000, and the reduction of the work force in the second quarter of 2000. Depreciation was $198,934 less than the first six months ending June 30, 1999 because only two months of deprecation were expensed during 2000 due to the effective date of the Private Cable assets sold as February 29, 2000, as compared to a full six months of deprecation in 1999. General and administrative expenses increased $75,998 when compared to the first six months ending June 30, 1999 due to the loss incurred on the sale of equipment no longer required for the operation of the business, the buyout of the company's leased car and increased professional fees in 2000.

For the six months ending June 30, 2000 other income, net increased $5,230,083 over six months ending June 30, 1999. The gain on the sale of the Private Cable assets represented $5,126,748 of the increase and was based on the Asset Purchase Agreement between Lamont Television System Inc. and the Company dated as of February 29, 2000 to purchase the service contracts and related fixed assets of the Company. The purchase price of $7.5 million was decreased for documentation and system corrections and other closing adjustments totaling $420,415. The Company also paid an investment banker fee of $300,000 and established accruals for severance and retention of $255,000, and legal and other fees of $75,000, of which $118,800 remains at the end of the second quarter of 2000. The Private Cable Assets sold had a book value, net of depreciation, of $1,347,099. The Company accrued Federal and State taxes of $700,000 related to the Private Cable sale.

Interest expense decreased $72,746 in the six months ending June 30, 2000 when compared to the six months ending June 30, 1999 due to lower loan balances and the payoff of the Company's debt in 2000. Interest income increased $30,589 in the six months ending June 30, 2000 compared to the six months ending June 30, 1999 because of increased investment of the cash from the Private Cable sale in the 2000.

Second Quarter 2000 Compared to Second Quarter 1999

For the second quarter 2000, gross profits decreased $425,784 from the second quarter 1999. This decrease was due to the sale of the private cable assets in the first quarter 2000 that result in almost no income in the second quarter of 2000.

Total operating expenses decreased $192,498 in the second quarter 2000 when compared to the second quarter 1999. Depreciation accounted for $161,715 and was due to the sale of the Private Cable assets sold in the first quarter 2000. Salaries decreased $99,374 which is a result of the reduction of staff to two full time employees after the Private Cable sale, somewhat offset by an accrual for compensation cost related to stock options. General and administrative expenses were $68,592 more in 2000 when compared to the second quarter 1999 due to the losses incurred on the sale of equipment no longer required for operation of the business and the buyout of the company's leased car.

Other income, net increased $115,081 in the second quarter of 2000 when compared to the second quarter of 1999. The increase was substantially due to the lack of interest expense because the Company had repaid its outstanding loans on March 31, 2000. Also, interest income on the funds invested from the Private Cable sale accounted for $29,589 in the second quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ending June 30, 2000, the total cash and cash equivalents increased $1,955,909. At June 30, 2000 the Company had invested in a Repurchase Agreements, Commercial Paper, and held a Business Money Market Account. The increase in cash was substantially due to the result of the sale of the Private Cable system.

The cash used in operating activities was $602,184 and was a result of accruals for the Private Cable sale of $818,800 for State and Federal taxes of $700,000, severance and retention payments of $118,800. There were also decreases that were related to the sale in deferred revenues of $369,765, trade accounts and other receivables of $290,601, and security deposit payable of $176,692.

The cash provided by investing activities of $6,325,111 and was primarily due to the sale of the Private Cable assets, which total $6,513,878 in the first six months of 2000. This was offset by the establishment of an escrow account for unforeseen contingences of $222,418 as part of the Private Cable sale.

Cash used in the financing activities was $3,767,017. The Company repaid its term loan of $1,794,000 and line of credit of $250,000 to BSB Bank & Trust Co. The Company also repaid the outstanding notes to shareholders totaling $105,468 plus accrued interest from the proceeds of the sale. In addition, the May 8, 1997 Exchange Agreement and the Company's Certificate of Incorporation, as amended, required the payment of 25% of the net proceeds of the Private Cable sale be used to retire a portion of the Company's Series A Preferred Stock and related accumulated preferred stock dividend. The Company redeemed 1,356,608 shares of Series A Preferred Stock for $1,356,608 and also paid $314,663 of accumulated dividends. Also, during the second quarter of 2000 option holders exercised options to purchase 16,861 shares of common stock for $33,722 at $2.00 per share.

As a result of the Private Cable asset sale the Company has reduced its staff from 11 employees at December 31, 1999 to two full time employees and expects to use part-time clerical help as needed. The Company has also allowed its lease in Wall, N.J. to expire and has located less expensive space effective June 1, 2000.

For the six months ending June 30, 1999 total cash decreased by $33,581. The net cash provided by operating activities was $205,395 and is primarily due to the repayment of the note receivable from a customer.

Cash used in investing activities for the six months ended June 30, 1999 was $42,361 and was related to the purchases of cable equipment to increase the outlet count.

Cash flow used in financing activities was $196,615 for the six-month period ending June 30, 1999 which represented $150,000 of proceeds received from BSB Bank & Trust's line of Credit offset by payment of $346,615 made under long-term debt agreements.

Since the inception of its cable service in 1992, the Company has experienced operating losses and negative cash flows. In addition, at June 30, 2000, the Company had a shareholder deficit.

The Company's capital commitments at June 30, 2000 include capital to construct facilities at the Department of Education of the Archdiocese of New York (the "Archdiocese"). Also in company is required in redeem its Series A Preferred Stock and any accumulated dividends then due on December 31, 2002. The Company has not commenced operation of a wireless system, and will require substantial additional funding to do so.

The Company will use its cash and notes receivable from its customer for its short-term capital requirements.

To meet its long-term commitments the Company is exploring various strategic alternatives relating to its Channel Lease Agreement with the Archdiocese including potential strategic alliances, joint ventures or a sale or other disposition of the Company's rights under such agreement. However, no assurances can be given that the Company will successfully accomplish any strategic alternative related to the Channel Lease Agreement.

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

PART II OTHER INFORMATION

Item 1. Litigation

PATRICK MASTRORILLI vs. MAGNAVISION CORPORATION
On June 21, 1999, the Company received a complaint filed in the Superior Court of New Jersey Legal Division in an action entitled Patrick Mastrorilli vs. Magnavision Corporation. This litigation relates to a former director and officer's claim for alleged future commissions due him on contracts and current renewals placed by him. Discovery has started in this matter and the Company can make no predictions as to its final outcome at this time.

Item 2. Properties

The Registrant's principal offices are located at 141 South Ave., Fanwood, New Jersey, 07076, where it occupies approximately 500 square feet under a lease agreement that expires in November 2000.

Item 5.

On May 19, 2000, the Chairman and Chief Executive Office of the Company, Robert
E. Hoffman, pled guilty in federal court in Virginia to one (1) count of contempt of court. The incident arose from Mr. Hoffman's tenure as President of Comband Technologies, Inc. in 1995, prior to his appointment as an officer and a director of the Company. Mr. Hoffman had been accused of failing to properly report to the United States Trustee of Comband the receipt by Comband of certain monies arising from the court approved sale of a Comband asset. This oversight in no way related to Mr. Hoffman's tenure as an officer and a director of the Company, nor did Mr. Hoffman have a financial interest in such matter. No creditors of Comband were affected, other than by additional legal expenses, which Mr. Hoffman reimbursed.

Item 6. Exhibits and Reports on Form 8K

      a) Exhibits
         None
      b) Reports on Form 8K
         The Company filed no Reports on Form 8K during the Quarter ending June 30, 2000

Pursuant to the Requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:    August 10, 2000                 /S/ Jeffrey Haertlein
                                        --------------------------------
                                        Jeffrey Haertlein
                                        Principal Accounting Officer