Form 10-Q
period 2000-09-30
MAGNAVISION CORPORATION
filed 2000-11-13
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACTS OF 1934

                           Commission File No. 33-9030
                             MAGNAVISION CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE                                                22-2741313
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation)

                   141 South Ave. Office# 4, Fanwood, NJ 07023
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (908) 490-9910

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] The aggregate market value of the voting stock held by nonaffiliates of the registrant on October 31,2000 was $1,207,160.

The number of shares of Registrant's Common Stock outstanding on October 15, 2000 was 1,185,792. Documents Incorporated by Reference: Form 8 K dated September 25, 2000.

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -September 30, 2000 and December 31, 1999.

Condensed Consolidated Statements of Operations - Three and nine months ended September 30, 2000 and September 30, 1999.

Condensed Consolidated Statements of Shareholders' Deficiency - Period December 31, 1999 to September 30, 2000.

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2000 and September 30, 1999.

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

                  None

PART II.       Other Information

Item 1.  Litigation

Item 2.  Properties

Item 6.  Exhibits and Report on Form 8K

ITEM 1.  FINANCIAL INFORMATION

MAGNAVISION CORPORATION & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30       December 31
ASSETS                                                                          2000              1999
                                                                            (UNAUDITED)
CURRENT ASSETS

     Cash and cash equivalents                                                2,442,772           230,017
     Trade accounts and other receivables                                        18,809           382,045
     Notes receivable from customer                                                  --           441,271
     Shareholder loans receivable                                                    --            20,000
     Escrow account                                                             222,418                --
     Prepaid expenses and other current assets                                   57,466            33,428
                                                                             ----------        ----------
          Total Current Assets                                                2,741,465         1,106,761

PROPERTY AND EQUIPMENT
     Property and equipment, at cost                                              3,528         3,175,990
     Less:  accumulated depreciation                                             (1,212)       (1,657,176)
                                                                             ----------        ----------
          Net property and equipment                                              2,316         1,518,814

OTHER ASSETS
     Prepaid lease expense                                                      356,522           436,748
     Deposits                                                                       849             1,990
                                                                             ----------        ----------

TOTAL ASSETS                                                                  3,101,152         3,064,313
                                                                             ==========        ==========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable                                                               110            97,127
     Accrued expenses                                                            55,957           165,385
     Accrued expenses for Private Cable sale                                    314,000                 --
     Deferred revenues                                                               --           369,765
     Current portion of long-term debt                                               --         1,794,000
     Line of credit                                                                  --           250,000
     Tern loans due to shareholders                                                  --           105,468
                                                                             ----------        ----------
          Total Current Liabilities                                             370,067         2,781,745


Security deposits payable                                                            --           176,692

Commitments and contingencies

Series A Preferred Stock, $1 par value, 9,850,000
       shares authorized; issued and outstanding,
       3,643,392 shares at September 30, 2000
       5,000,000 shares at December 31,1999,
       net of unamortized discount and
       excluding accumulated dividend                                         3,463,756         4,683,642
     Series A Preferred Stock accumulated dividend                              988,863         1,057,778

SHAREHOLDERS' DEFICIENCY
     Series B Preferred Stock, $1 par value,
        150,000 shares authorzed; issued                                        131,889           131,889
        and outstanding, 131,889 shares at
        September 30, 2000 and December 31, 2000
     Common Stock, $0.08 par value - 10,000,000 shares
          authorized; issued and outstanding,
          1,185,792 shares at September 30, 2000 and
          1,168,931 at December 31, 1999                                         94,862            93,513
     Additional paid-in capital                                               3,963,990         3,911,617
     Accumulated deficit                                                     (5,912,275)       (9,772,563)
                                                                             ----------        ----------
Total Shareholders' Deficiency                                               (1,721,534)       (5,635,544)
                                                                             ----------        ----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                3,101,152         3,064,313
                                                                             ==========        ==========




See accompanying notes to unaudited condensed consolidated financial statements.

MAGNAVISION CORPORATION & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                                            Nine months ended             Three months ended
                                                               September 30                  September 30
                                                            2000          1999            2000           1999

REVENUES

     Gross revenues                                       678,157     2,083,214              362       537,951
     Cost of sales                                        281,523       693,223            1,794       201,272
                                                          -------       -------            -----       -------
     GROSS PROFIT                                         396,634     1,389,991           (1,432)      336,679

OPERATING EXPENSES

     Salaries                                             351,102       635,815           60,110       197,943
     Depreciation                                          96,017       401,310               --       106,359
     General and administrative expenses                  671,680       572,111          260,416       236,845
                                                          -------       -------          -------       -------


TOTAL OPERATING EXPENSES                                1,118,799     1,609,236          320,526       541,147
                                                        ---------     ---------          -------       -------


OPERATING LOSS                                           (722,165)     (219,245)        (321,958)     (204,468)
                                                         ---------     ---------        ---------     ---------


OTHER INCOME (EXPENSE)
     Gain on the sale of the Private Cable assets,
       net of related expenses                          5,244,748             --         118,000            --
     Interest expense                                     (50,441)     (181,536)              --       (58,349)
     Interest income                                       84,181        23,203           37,889         7,500
                                                           ------        ------           ------         -----
          Total other income (expense), net             5,278,488      (158,333)         155,889       (50,849)



INCOME (LOSS)  BEFORE PROVISION FOR INCOME TAXES        4,556,323      (377,578)        (166,069)     (255,317)
                                                        ---------      ---------        ---------     ---------


PROVISION FOR INCOME TAXES                                313,864         5,371         (390,000)          402
                                                          -------         -----         ---------          ---


NET INCOME (LOSS)                                       4,242,459      (382,949)         223,931      (255,719)
                                                        ---------      ---------         -------      ---------


Preferred shareholders dividend requirement               245,748       300,000           72,874       100,000
Accretion of preferred stock                              136,423        69,447           16,869        23,149
                                                          -------        ------           ------        ------


Net income (loss) to common shareholders                3,860,288      (752,396)         134,188      (378,868)
                                                        =========      =========         =======      =========




Net income (loss) per common share basic:                   $3.28        ($0.65)           $0.11        ($0.33)
Net income (loss) per common share diluted:                 $1.69        ($0.65)           $0.06        ($0.33)

Weighted average common shares used to compute net income (loss) per common share:

Basic                                                   1,177,062     1,156,748        1,185,792     1,161,413
Diluted                                                 2,288,063     1,156,748        2,258,718     1,161,413






See accompanying notes to unaudited condensed consolidated financial statements

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
For the period December 31, 1999 to September 30, 2000
                   (UNAUDITED)

                                             Series B                    Common           Additional                       Total
                                         Preferred Stock                  Stock            Paid in      Accumulated   Stockholders'
                                        Shares      Amount          Shares      Amount     Capital         Deficit      Deficiency
                                     ---------------------------------------------------------------------------------------------

Balance, December 31,1999              131,889      131,889       1,168,931     93,513   3,911,617    (9,772,563)    (5,635,544)

Issuance of common stock, from the
  exercise of stock options                                          16,861      1,349      32,373         --            33,722

Accretion of preferred stock                                                                            (136,423)      (136,423)

Deferred Compensation                                                                       20,000            --         20,000

Net income                                                                                             4,242,459      4,242,459

Series A Preferred Stock
  accumulated dividend                                                                                  (245,748)      (245,748)

                                     ---------------------------------------------------------------------------------------------
Balance, September 30, 2000            131,889      131,889       1,185,792     94,862   3,963,990    (5,912,275)    (1,721,534)

See accompanying notes to unaudited condensed consolidated financial statements

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                                             Nine months ended September 30
                                                                                                 2000              1999

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                                                         4,242,459          (382,949)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Gain on sale of private cable assets                                                 (5,244,748)               --
          Depreciation                                                                            96,017           401,310
         Deferred Compersation                                                                    20,000
          Amortization of channel lease prepayments                                               80,226            80,226
          Changes in Assets and Liabilities:
               (Increase) decrease in trade accounts and
                     other receivables                                                           363,236          (102,922)
              Increase (decrease) in prepaid expenses and other current assets                   (24,038)                1
              Decrease in accounts payable                                                       (97,017)         (107,470)
              Decrease in accrued expenses                                                      (109,428)          (36,153)
              Increase in accrued expenses for Private Cable sale                                314,000                --
              Decrease (increase) in security deposits payable                                  (176,692)            4,389
              Payment of note receivable from customer                                           441,271           467,000
              Decrease (increase) other assets and deposits                                        1,141           (30,978)
             (Decrease) increase in deferred revenues                                           (369,765)           40,144
                                                                                             ------------------------------
                              Net cash provided by (used in) operating activities               (463,338)          332,598

CASH FLOWS FROM INVESTING ACTIVITIES
             Property and equipment purchases                                                         --          (120,353)
             Proceeds from the private cable sale                                              6,631,877                --
             Estabisment of an escrow account                                                   (222,418)               --
             Processed from the sale equipment                                                    33,651                --
                                                                                             ------------------------------
                            Net cash provided by (used in) investing activities                6,443,110          (120,353)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock,
          from the exercise of stock options                                                      33,722            16,154
     (Repayments) Issuance of line of credit                                                    (250,000)          250,000
     Repayments of long term debt                                                            (1,794,000)         (548,357)
     Repayment of shareholder loan receivable                                                     20,000             5,298
     Repayment of loans due to shareholders                                                     (105,468)               --
     Redemption of Series A Preferred Stock                                                   (1,356,608)               --
     Payment of accumulated dividends                                                           (314,663)               --
                                                                                             ------------------------------
                          Net cash used in financing activities                               (3,767,017)         (276,905)

                                  Net increase (decrease) in cash and cash equivdents          2,212,755           (64,660)
                                                                                               ---------           --------

    Cash  and cash equivalents beginning of period                                               230,017           227,091
    Cash and cash equivalents end of period                                                    2,442,772           162,431
                                                                                               =========           =======


Non cash items:
Series A Preferred Stock Accumulated dividend                                                   $245,748                --
Accretion of preferred stock                                                                    $136,423           $69,447



See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO SEPTEMBER 31, 2000 UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS:


1.  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Magnavision Corporation ("the Parent") and its wholly owned subsidiaries, (collectively the "Company"), the most significant of which are Magnavision Corporation (New Jersey), Magnavision Private Cable, Inc. and Magnavision Wireless Cable, Inc. In the opinion of management, all adjustments necessary for a fair presentation of financial statements have been included. Such adjustments consisted only of normal recurring items. The condensed consolidated financial statements for the quarters ending September 31, 2000 and September 31, 1999 are unaudited and should be read in conjunction with the Company's consolidated annual financial statements and notes thereto for the year ending December 31, 1999.

2. Announcement of Agreement to Merge

Magnavision Corp. and Blue Acquisition Corp., a wholly owned subsidiary of IPWireless, Inc. based in San Bruno, CA, signed a definitive agreement for Blue Acquisition Corp. to merge with and into Magnavision Corporation. All outstanding common and preferred stock of Magnavision shall be exchanged in the transaction for cash and/or securities as described below.

This agreement was entered into on September 12, 2000 and has been approved by the majority shareholders of Magnavision and by the Board of Directors of Magnavision, Blue Acquisition Corp. and IPWireless. The agreement is contingent upon Magnavision meeting certain conditions at closing. According to the agreement, each share of Magnavision Class A and Class B Preferred Stock outstanding at the time of closing will receive $1.00 plus any accumulated dividends then due. Each share of Magnavision Common Stock outstanding will receive approximately $5.78 per share. Shareholders who hold less than 1% of the fully diluted shares of Magnavision common stock (36,507 or fewer shares) will receive their consideration entirely in cash. Common shareholders holding more than 1% of the fully diluted shares will receive approximately 80% of their consideration in cash and 20% of their consideration in the form of notes. Warrant and option holders will receive approximately $5.78 less an amount equal to the cost of exercising the warrant or option. Warrant and option holders who hold in excess of 1% of the Company's fully diluted common stock will receive approximately 20% of the share consideration in the form of notes and the remainder in cash. In addition, the agreement has provisions for holders of Magnavision Common Stock, warrants and options to receive additional consideration based upon the Company achieving certain objectives.

The merger is expected to close in the fourth quarter of 2000.

3. Sale of the Private Cable Assets

The sale of the Private Cable assets was completed on March 30, 2000 and was based on the Asset Purchase Agreement between Lamont Television System Inc. and the Company dated as of February 29, 2000 to purchase the Private Cable service contracts and related fixed assets of the Company. The purchase price was $7.5 million and was decreased for documentation and system corrections and other closing adjustments totaling $420,415. The Company also paid the investment banker fee of $300,000, and established accruals for severance and retention of $255,000, of which $118,000 was reversed at the end of the third quarter of 2000 as it was determined to be excess, and, legal and other fees of $75,000. The Company accrued Federal and State taxes of $700,000 related to the Private Cable sale, of which $386,000 was reversed at the end of the third quarter of 2000 as it was determined to be excess. The Private Cable Assets sold had a book value, net of depreciation, of $1,347,099. As part of the sale the Company established an escrow account for $222,418 to cover certain contingencies pursuant to the agreement for a period of nine months. The gain on the sale to the Company before taxes and any effect of the escrow account was $5,244,748.

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

4. Repayment of Debt

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

All of the Company's current revenues were derived from its private cable operations that were sold on March 30, 2000. The wireless channel capacity operations have not commenced, therefore, no revenue has been derived from the wireless operation.

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

Nine Months Ending September 30, 2000 compared to Nine Months Ending September 30, 1999

During the nine months ending September 30, 2000, the Company sold its Private Cable assets to Lamont Television Systems Inc. The transaction was effective as of February 29, 2000.

For the nine months ending September 30, 2000, gross profits decreased $993,357 from the nine months ending September 30, 1999. The decrease in gross profit was primarily the result of reflecting two months of operations in the year 2000 due to the sale of the Private Cable assets as of February 29, 2000, verses nine months of operations in 1999.

Total operating expenses decreased $490,437 in the nine months ending September 30, 2000 when compared to the nine months ending September 30, 1999. Salaries accounted for $284,713 of the decrease representing a savings for staff expenses due to a reduction of the work force after the Private Cable sale in the second quarter of 2000. Depreciation was $305,293 less than the nine months ending September 30, 1999 as only two months of deprecation were expensed during 2000 due to the effective date of the Private Cable assets sold as February 29, 2000, as compared to a full nine months of deprecation in 1999. General and administrative expenses increased $99,569 when compared to the nine months ending September 30, 1999 due to the costs related to the merger agreement, the loss incurred on the sale of equipment no longer required for the operation of the business, and the buyout of the Company's leased car and increased professional fees in 2000.

For the nine months ending September 30, 2000 other income, net increased $5,436,821 over nine months ending September 30, 1999. The gain on the sale of the Private Cable assets represented $5,244,748 of the increase and was based on the Asset Purchase Agreement between Lamont Television System Inc. and the Company dated as of February 29, 2000 to purchase the service contracts and related fixed assets of the Company. The purchase price of $7.5 million was decreased for documentation and system corrections and other closing adjustments totaling $420,415. The Company also paid an investment banker fee of $300,000 and established accruals for severance and retention of $255,000, of which $118,000 was reversed at the end of the third quarter of 2000 as it was determined to be excess, and legal and other fees of $75,000. The Private Cable Assets sold had a book value, net of depreciation, of $1,347,099. The Company accrued State taxes of $700,000 related to the Private Cable sale, of which $386,000 was reversed at the end of the third quarter of 2000 as it was determined to be excess.

Interest expense decreased $131,095 in the nine months ending September 30, 2000 when compared to the nine months ending September 30, 1999 due to lower loan balances and the payoff of the Company's debt in 2000. Interest income increased $60,978 in the nine months ending September 30, 2000 compared to the nine months ending September 30, 1999 because of increased investment of the cash from the Private Cable sale in the 2000.

Third Quarter 2000 Compared to Third Quarter 1999

For the third quarter 2000, gross profits decreased $338,111 from the third quarter 1999. This decrease was due to the sale of the private cable assets in the first quarter 2000 that resulted in almost no operating income in the third quarter of 2000.

Total operating expenses decreased $220,621 in the third quarter 2000 when compared to the third quarter 1999. Depreciation accounted for $106,359 of the decrease and was due to the sale of the Private Cable assets sold in the first quarter 2000. Salaries decreased $137,833, which is a result of the reduction of the Companies' staff to two full time employees after the sale of the Private Cable assets. General and administrative expenses were $23,571 more in 2000 when compared to the third quarter 1999 due to the sale of the Private Cable assets.

Other income, net increased $206,738 in the third quarter of 2000 when compared to the third quarter of 1999. The increase was due to the reversal of part of the severance accrual of $118,000 and the no interest expense in 2000 because the Company had repaid its outstanding loans on March 31, 2000. Also, interest income on the funds invested from the Private Cable sale accounted for $30,389 of the increase in the third quarter of 2000.

Provision for income tax decreased $390,402 due to the Company adjusting the tax accrual for the Private Cable sale.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ending September 30, 2000, the total cash and cash equivalents increased $2,212,755. At September 30, 2000, the Company had investments in a Repurchase Agreements, Commercial Paper, and held a Business Money Market Account. The increase in cash was substantially due to the proceeds received from the sale of the Private Cable system.

The cash used in operating activities was $463,338 and included an accrual for State taxes relating to the Private Cable sale in the amount of $314,000. There were also decreases in the amount of deferred revenues of $369,765, trade accounts and other receivables of $363,236, and security deposit payable of $176,692 related to the Private Cable sale. The Company also received payment on a customer's note receivable of $441,271 during the third quarter of 2000.

The cash provided by investing activities of $6,443,110 and was primarily due to the sale of the Private Cable assets, which totaled $6,631,877 in the first nine months of 2000. This was offset by the establishment of an escrow account for unforeseen contingences of $222,418 as part of the Private Cable sale.

Cash used in the financing activities was $3,767,017. The Company repaid its term loan of $1,794,000 and line of credit of $250,000 to BSB Bank & Trust Co. The Company also repaid the outstanding notes to shareholders totaling $105,468 plus accrued interest from the proceeds of the sale. In addition, the May 8, 1997 Exchange Agreement and the Company's Certificate of Incorporation, as amended, required the payment of 25% of the net proceeds of the Private Cable sale be used to retire a portion of the Company's Series A Preferred Stock and related accumulated preferred stock dividend. The Company redeemed 1,356,608 shares of Series A Preferred Stock for $1,356,608 and also paid $314,663 of accumulated dividends on the Series A Preferred Stock. Also, during the second quarter of 2000 option holders exercised options to purchase 16,861 shares of common stock for $33,722 at $2.00 per share.

As a result of the Private Cable asset sale the Company has reduced its staff from 11 employees at December 31, 1999 to two full time employees and expects to use part-time clerical help as needed. The Company allowed its lease in Wall, New Jersey to expire and relocated to less expensive space in Fanwood, New Jersey effective June 1, 2000.

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

Since the inception of its cable service in 1992, the Company has experienced operating losses and negative cash flows. In addition, at September 30, 2000, the Company had a shareholder deficit.

The Company's capital commitments at September 30, 2000 include capital to construct facilities at the Department of Education of the Archdiocese of New York (the "Archdiocese"). On December 31, 2002 the Company will be required to redeem its Series A Preferred Stock and any related accumulated dividends due.

To meet its long-term commitments, Magnavision and Blue Acquisition Corp., a wholly owned subsidiary of IPWireless, Inc. based in San Bruno, CA, have signed a definitive agreement for Blue Acquisition Corp. to merge with and into Magnavision Corporation. All outstanding common and preferred stock of Magnavision shall be exchanged in the transaction for cash and/or securities as described in Note 2. This agreement was entered into on September 12, 2000 and is contingent upon Magnavision meeting certain conditions at closing. In addition, the agreement has provisions for holders of Magnavision Common Stock, warrants and options to receive additional consideration based upon the Company achieving certain objectives. The merger is expected to close in the fourth quarter of 2000.

No assurances can be given that the Company will successfully accomplish the merger with IPWireless. If the Company is unable to effect the merger to meet its long-term commitments, the Company will explore various strategic alternatives relating to its Channel Lease Agreement with the Archdiocese including potential strategic alliances, joint ventures or a sale or other disposition of the Company's rights under such agreement. However, no assurances can be given that the Company will successfully accomplish any strategic alternative related to the Channel Lease Agreement.

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

Item 2.       Properties

The Registrant's principal offices are located at 141 South Ave., Fanwood, New Jersey, 07076, where it occupies approximately 500 square feet under a lease agreement that expires in January 2001.

Item 6.           Exhibits and Reports on Form 8K

      a) Exhibits
          None

      b) Reports on Form 8K incorporated by reference
         The Company filed a Form 8K on September 25, 2000 relating to an agreement to merger.

Pursuant to the Requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:    November 13, 2000                             /S/
                                                 Jeffrey Haertlein
                                            Principal Accounting Officer