Form 10-K
period 2000-12-31
MAGNAVISION CORPORATION
filed 2001-04-10
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                       ----------------------------------

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to________________________

Commission  File No. 33-9030

                             MAGNAVISION CORPORATION
             (exact name of registrant as specified in its charter)

         DELAWARE                                                22-2741313
--------------------------                                ----------------------
(State or other jurisdiction                                   (IRS Employer
      of incorporation                                       Identification No.)

              141 SOUTH AVE., OFFICE# 4, FANWOOD, NEW JERSEY 07023
              ----------------------------------------------------
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

The number of shares of Registrant's Common Stock outstanding on March 31, 2001 was 1,185,792.

Documents Incorporated by Reference:  None.

                                    P A R T I

ITEM 1.           BUSINESS
-------           --------

All common share amounts and prices presented in this report reflect the effects of the 1-for-20 reverse split effected May 8, 1997.

The statements contained in this Annual Report on Form 10-K, including the exhibits hereto, relating to MagnaVision's future operations may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the Company's ability to satisfy the various conditions contained in the Agreement and Plan of Merger dated September 12, 2000 (the Merger Agreement) among the Company, Blue Acquisition Corp. and IPWireless, the receipt of approvals necessary to deploy alternative uses of its ITFS spectrum, the assumptions, risks and uncertainties set forth below in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein, as well as other factors contained herein and in the Company's other securities filings. There can be no assurance that the transactions contemplated by the Agreement and Plan of Merger will be consummated on a timely basis, if at all. Furthermore, there can be no assurance that the financing obtained by Company's to date will enable it to meet its future cash needs.

GENERAL
-------

Magnavision Corporation (the "Registrant" or the "Company") was incorporated under the name Yardley Ventures Inc. in Delaware on April 3, 1986 for the purpose of acquiring one or more potential businesses. Effective December 30, 1991, the Registrant acquired all of the issued and outstanding capital stock of Magnavision Corporation, a New Jersey corporation ("Magnavision - N.J."), in a tax-free, stock-for-stock acquisition. The stockholders of MagnaVision - N.J. received newly issued shares of common stock in the Registrant for their Magnavision - N.J. shares. The newly issued shares constituted approximately 98% of the Registrant's outstanding common stock. In connection with the acquisition, the Registrant effected a one-for-400 reverse split of its common stock and changed its name to Magnavision Corporation. In addition, the board of directors of Magnavision - N.J. became the board of directors of the Registrant and Magnavision - N.J. became a wholly owned subsidiary of the Registrant.

The Registrant does no business and has no significant assets other than its stock in Magnavision - N.J. Unless otherwise specified herein, the terms "Magnavision" and the "Company" shall be deemed to refer to the Registrant and/or Magnavision - N.J.

In August 1995, the Company entered into a $5,000,000 lending facility with a bank and two small business investment companies. In May 1997, pursuant to an

Exchange Agreement dated as of May 8, 1997 ("the Exchange Agreement"), the Company and its lenders agreed to exchange the entire $5 million of the lending facility for 8% redeemable preferred stock due in December 2002. The then current loan balance, along with the unused balance of the $5 million line was exchanged for redeemable preferred stock, which has five-year mandatory redemption provisions, which are accelerated upon certain liquidity events. In connection with this transaction, all covenants and defaults under the former lending facility were waived. At closing, the Company drew down the balance of its line of approximately $800,000 after expenses. The Company issued redeemable preferred stock (Series A preferred stock) in the amount of $5 million, with an 8% preferred dividend, and issued additional warrants (new warrants) to purchase additional shares of common stock, representing approximately 20% of the common stock at $2.00 per share after a 1-for-20 reverse stock split. The exercise price of the original issued warrants, $.27 and $.38 per share, was reduced to $.10 per share prior to such reverse stock split.

The Series A Preferred Stockholders received a total of 1,826,932 warrants at an exercise price of $2.00 per share to purchase 58% of the Company's common stock, acquired the right to and have elected a majority of the Board of Directors, and thus have effected a change of control of the Company. In connection with the exchange, the Company issued a note to its lenders totaling $105,468. This note, bearing 10% interest, represented the interest due in May 1997. Both interest and principal were originally payable on May 8, 1998. At year-end 1997, the redeemable preferred stockholders agreed to extend the maturity of the note to May 8, 1999 and at year-end 1998 agreed to extend the maturity to May 8, 2000. The note and interest was paid in full March 30, 2000.

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

BSB Bank & Trust Company also granted the Company a $500,000 line of credit, to be used for future installations of private cable systems and general corporate purposes. This line of credit, of which $250,000 has been used as of December 31, 1999, is at an interest rate of prime plus 1.5% payable monthly and matured June 2000. Interest and principal payments are current.

In connection with the above transaction BSB Bank & Trust Company received 146,176 warrants to purchase approximately 4% of Magnavision's issued and outstanding capital stock on a fully diluted basis at an exercise price of $2.00 per share.

During 2000, the Company sold its Private Cable assets to Lamont Television Systems Inc. The transaction was effective as of February 29, 2000. The purchase price of $7.5 million was decreased for documentation and system corrections and other closing adjustments totaling $420,415. The Company also paid an investment banker fee of $300,000 and established accruals for severance and retention of $255,000, of which $118,000 was reversed at the end of the third quarter of 2000 as it was determined to be excess, and legal and other fees of $75,000. The Private Cable Assets sold had a book value, net of depreciation, of $1,347,099. The Company accrued State taxes of $700,000 related to the Private Cable sale, of which $390,000 was reversed during 2000 as it was determined to be excess.

The Company also repaid its term loan of $1,794,000 plus accrued interest and line of credit of $250,000 plus accrued interest to BSB Bank & Trust Co. The Company also repaid the outstanding notes to stockholders totaling $105,468 plus accrued interest from the proceeds of the sale. In addition, the May 8, 1997 Exchange Agreement and the Company's Certificate of Incorporation, as amended, required the payment of 25% of the net proceeds of the Private Cable sale be used to retire a portion of the Company's Series A Preferred Stock and related accumulated preferred stock dividend. The Company redeemed 1,356,309 shares of Series A Preferred Stock for $1,356,309 and also paid $314,663 of accumulated dividends on the Series A Preferred Stock.

RECENT DEVELOPMENTS
-------------------

Announcement of Agreement to Merge
----------------------------------
On September 12, 2000 the Company and Blue Acquisition Corp., a wholly owned subsidiary of IPWireless, Inc. based in San Bruno, CA, signed a definitive agreement for Blue Acquisition Corp. to merge with and into the Company. All outstanding common and preferred stock of the Company shall be exchanged in the transaction for cash and/or securities as described below.

This agreement was approved by the majority stockholders of the Company and by the Board of Directors of the Company, Blue Acquisition Corp. and IPWireless. The agreement is contingent upon the Company meeting certain conditions at closing, some of which are not with in the control of the Company. The Company is attempting to satisfy these conditions. According to the agreement, each share of the Company Class A and Class B Preferred Stock outstanding at the time of closing will receive $1.00 plus any accumulated dividends then due. Each share of the Company Common Stock outstanding will receive approximately $5.78 per share. Stockholders who hold less than 1% of the fully diluted shares of common stock (36,507 or fewer shares) will receive their consideration entirely in cash. Common stockholders holding more than 1% of the fully diluted shares will receive approximately 80% of their consideration in cash and 20% of their consideration in the form of notes. Warrant and option holders will receive approximately $5.78 less an amount equal to the cost of exercising the warrant or option. Warrant and option holders who hold in excess of 1% of the Company's fully diluted common stock will receive approximately 20% of the share consideration in the form of notes and the remainder in cash. In addition, the agreement has provisions for holders of Common Stock, warrants and options to receive additional consideration based upon the Company achieving certain objectives. The Company expects the merger to be consummated before the expiration of the Merger Agreement in September 2001.

DEVELOPMENT OF BUSINESS
-----------------------

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

Since entering into the Channel Lease Agreement, the Company has conducted various marketing and engineering activities to facilitate the planned operation of a wireless system and, pursuant to the requirements of the Channel Lease Agreement, made an escrow deposit of approximately $900,000 to the Department in September 1995 which is to be utilized for system reconstruction. However, as of the date hereof, the Company has not commenced operation of a wireless system and will require substantial additional funding in order to do so. There is no assurance that such funding will be available. There can be no assurance that there will be consumer demand for use of the spectrum including Internet access services, that the Company and its partners will be able to compete against other providers, that the Company and its partners can attract and retain qualified personnel, that the Company can find a joint venture partner, that the Company and its partners will be able to achieve profitability from such services in future years, or that the Company will be able to sell the Channel Lease Agreement.

Apart from development of its wireless television system, the Company had been engaged since 1992 in the business of offering a private cable television service to colleges, universities, nursing homes and hospitals throughout the Eastern Portion of the United States. During 2000, the Company sold its private cable assets to Lamont Television Systems, Inc. The transaction was effective as of February 29, 2000.

PRIVATE CABLE BUSINESS
----------------------

The Registrant and its wholly owned subsidiary, Magnavision Private Cable, Inc., ("Private Cable") began service in February 1992 to various colleges and senior living center facilities in the New York/New Jersey area utilizing direct satellite technology. This involved the use of antennas, which were installed at the facility and then separately wired on a room-by-room basis. The majority of the facilities using the Company's private cable service were in New Jersey and New York, but the Company's market area reaches from North Carolina to Massachusetts and west to Wisconsin.

Each installation was comprised of a number of billing outlets. A billing outlet represented a hookup for a television. The Company collected revenue from each television online. For the most part, the colleges were on a nine-month billing cycle starting in September and ending in June of the subsequent year. The nursing homes and hospitals were on a 12-month billing cycle.

During 2000, the Company sold its Private Cable assets to Lamont Television Systems Inc. The transaction was effective as of February 29, 2000. All of the Company's current revenues were derived from its private cable operations that were sold.

WIRELESS CABLE BUSINESS
-----------------------

The wireless channel capacity operations have not commenced; therefore, no revenue has been derived from the wireless operation.

Wireless Technology
-------------------

In 1983, the Federal Communications Commission ("FCC") reallocated a portion of the electromagnetic radio spectrum located between 2500 and 2700 MHz and permitted this spectrum to be used for commercial purposes. Today, there are a maximum of thirty-three microwave channels used for wireless cable in each market. These include thirteen Multipoint Distribution Service ("MDS") channels (Channels 1, 2 or 2A, E1-E4, F1-F4 and H1-H3) and the excess capacity of up to 20 additional Instructional Television Fixed Service ("ITFS") channels (Channels A1-A4, B1-B4, C1-C4, D1-D4 and G1-G4). Grandfathered ITFS stations on the eight E and F channels also lease excess capacity to wireless cable operators. Except in limited circumstances, the 20 ITFS channels (120 MHz) in each market can generally be licensed only to qualified non-profit educational organizations and, in general, each of these channels or an equivalent video transmission must be used a minimum of 20 hours per week for instructional programming, which may include Internet access services. The remaining "excess air time" on an ITFS Channel may be used for commercial purposes, including leasing this capacity to wireless cable operators for their use for various purposes. In addition, the 13 MDS channels (78 MHz) are made available by the FCC for full time usage without programming restrictions. The ITFS spectrum is now licensed by the FCC for one-way video and data transmission.

Two-way Services
----------------

In 1998, the FCC issued a report and order on two-way service for MDS and ITFS. The order makes provisions for protected service areas for existing licensed MDS and ITFS main transmitters, for booster stations, response stations, and response hubs within protected service areas, and new interference protection requirements among stations with potential co-channel or adjacent channel interfaces. The order also established procedures under which ITFS and MDS licensees can apply for two-way authorization, and rules for complying with interference protection of overlapping or abutting co-channel and adjacent channel licensees. The FCC subsequently established an initial "filing window" for two-way applications. This filing window was opened from August 14, 2000 to August 18, 2000. At the request of the Company, the Department filed applications for booster stations and response hubs in the filing window. These applications have not yet been granted by the FCC.

Wireless Business Plan
----------------------

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

The Company has signed a definitive agreement for Blue Acquisition Corp. to merge with and into MagnaVision Corporation. See RECENT DEVELOPMENTS above. If the merger is not consummated, the Company intends to either sell its rights in the ITFS lease or pursue the development a digital wireless cable system with its ITFS leased spectrum with a potential joint venture partner as an alternative use of this spectrum including data and Internet access. Recent developments in technology and regulatory changes now allow ITFS spectrum to be used for high speed Internet access. The modems used at a receive site can receive data at speeds up to 27 MBPS, almost 1000 times faster than the typical modem used today (28.8 KBPS). Several companies are providing one-way Internet over their spectrum using the phone lines for the less demanding return path. This plan calls for one or more strategic partners to participate in the development and include a large portion of such expenditures to be borne by such partners.

The Company believes there is a market for businesses, which require high speed Internet access, and data in the New York market. However, Internet service over wireless is a newly developed business. The Company does not currently have the funds or partner(s) to implement such service and there is no assurance that the proposed service by the Company, if such funds were available, could be deployed in a commercially viable system or if the Company chooses to sell its rights that it can effect a sale.

Channel Lease Agreement
-----------------------

On August 20, 1990, the Company entered into the Channel Lease Agreement to lease from the Department the use of a portion of three (6 MHz) ITFS channels (a total of 18 MHz) located on seven different tower locations (a total of 126
MHz), with an option to utilize one additional 6 MHz ITFS channel also located on each of the seven tower locations when the Department obtains the necessary FCC approvals for such channels. Under the Channel Lease Agreement, the Company also leases three operationally fixed microwave service ("OFS") channels (serving as links between the ITFS tower sites), with an option for one additional OFS channel. The Channel Lease Agreement expires in January 2004, although the Company has an option to extend the lease for five years if the FCC renews the Department's license. Following expiration of the option term (if extended) in 2009, the Company has a right of first refusal covering the leased channels. Extension and/or renewal of the Channel Lease Agreement is contingent upon FCC renewal of the Department's licenses for the channels, of which there can be no assurance.

The Company also paid a total of $221,088 in monthly royalties to the Department during 2000 and will be required to pay additional monthly royalties during 2001 through the expiration of the Channel Lease Agreement, equal to the greater of $19,092 plus five cents ($.05) per subscriber, or five (5) percent of the gross receipts per month.

The Channel Lease Agreement includes the Company's right to use space leased to the Department at the seven transmission sites, including the Empire State Building, Staten Island, NY, Yonkers, NY, Loomis, NY, Rhinecliff, NY, Haverstraw, NY and Beacon, NY. Additional space is also available at all other locations owned or leased by the Department and can be made available to the Company by the Department for use in providing the Company's service. The Agreement provides for certain content restrictions on transmitted materials.

Available Market
----------------

There are approximately seven million households located in the New York Area of Dominant Interest ("ADI") market. The Company estimates that approximately 70% of these households can receive wireless cable transmission. The greater New York City area contains the largest commercial market in the country with over a half million businesses.

Competition
-----------

The Company faces competition in data services from a number of sources, some of which have significantly greater resources, both financial and other. Some of these are traditional providers of data services, such as local telephone companies. Others are cable television operators and other wireless data services.

Telephone Companies
-------------------

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

A new technology being deployed by the Telcos and CAPS is asynchronous digital subscriber line ("ADSL"). ADSL is intended to provide high-speed digital voice and data services over Telco local loop twisted pair service lines. This service requires a pre-conditioned ("clean") service line.

Local Telcos, CAPS and Internet service providers ("ISP") may also offer services using leased lines. These are available at a variety of data rates, beginning at Frame Relay (256 KBPS), T-1 (1.54 MBPS) and up to T-3 (45 MBPS). Leased lines may be available on an exclusive or shared use basis.

In addition to Verizon, there are at least three major CAPS of telecommunications services that have proprietary fiber optic networks in the New York Market: WorldCom, RCN Corporation, and AT&T.

Cable Television Operators
--------------------------

Cable television companies have recently been offering cable modem service to their customers for Internet access. Cable modems can operate at speeds similar to the speeds of wireless modems. Cable modems may be either unidirectional or bi-directional.

Several of the country's largest cable operators have franchised cable systems in the greater New York Market. These include Time Warner Cable, Cablevision Systems, TCI Cable and Comcast Cablesystems. Some of these operators have been upgrading their cable plant and deploying for digital video and data transmissions.

Direct Broadcast Satellite
--------------------------

Direct Broadcast Satellite ("DBS") service providers now offer Internet service to customers. Hughes Corporation's DirecPC service and others offer this Internet service. Subscribers must purchase and install a small satellite dish and a special computer modem adapter.

Other Wireless Multichannel Multipoint Distribution
---------------------------------------------------

Worldcom, Inc. is the only other MDS/ITFS provider operating in the New York Market and is believed to be offering high speed Internet access to customers.

Metricom Corporation offers its Ricochet(TM) service throughout the greater New York City area using licensed spectrum in the 2.1 GHz range. Worldcom is an investor in Metricom and has a marketing agreement to sell Ricochet service in the New York City market. Cellular Vision, WinStar and Teligent are also offering wireless data services in the New York market but are using a higher frequency of at least 24 GHz or higher.

Government Regulation
---------------------

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

The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a local franchise and is subject to fewer local regulations than a hardwire cable system. Moreover, all transmission and reception equipment for a wireless cable system can be located on private property, hence, there is no need to make use of utility poles, dedicated easements or public rights-of-way. Although wireless cable operators typically have to lease the right to use wireless cable channels from the holders of channel licenses, unlike hardwire cable operators they do not have to pay local franchise fees.

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

Under the retransmission consent provisions of the Communications Act, wireless and hardwire cable operators seeking to retransmit certain commercial television broadcast signals must first obtain the permission of the broadcast station in order to retransmit the station's signal. However, wireless cable and private cable systems, unlike hardwire cable systems, are not required under the FCC's "must carry" rules to retransmit a specified number of local commercial television, local noncommercial television or qualified low power television signals.

Under current FCC regulations, a wireless cable operator generally may broadcast anywhere within the line-of-sight of its transmission facility, provided that its signal does not violate interference standards in the FCC-protected area of another wireless license holder. Existing wireless license holders generally are protected from interference within 35 miles of the main transmission site.

On July 10, 1996, the FCC adopted an Order in which it authorized the interim use of certain digital compression technologies for the provision of video, voice and data services over MMDS and ITFS frequencies. Such technologies may be utilized by a wireless cable operator or an MMDS or ITFS licensee, after applying for, and being granted, such an authorization by the FCC. At present, the interim provisions are regular provisions. Upon receiving a digital authorization, a licensee also may transmit one-way downstream Internet service.

The Department has filed and has received grants of applications for digital authorizations for its ITFS system located at the Empire State Building.

In March 1997, various wireless cable industry companies petitioned the FCC to permit the grant of applications for two-way transmission of interactive services over MMDS and ITFS frequencies. The petition proposed rule changes, which would allow the FCC to routinely grant such licensees the right to implement two-way wireless services. In 1998, the FCC issued a report and order allowing the authorization of two-way services on MMDS and ITFS channels. To allow for the liberal construction of a multitude of system architectures, the report and order makes provision for protected service areas for booster stations and response hubs and provides for the authorization of multiple response stations (return path) within applicant-defined geographic areas. The order also established procedures under which ITFS and MMDS licensees could apply for two-way authorization, and rules for complying with interference protection of overlapping or abutting co-channel and adjacent channel licensees. The FCC subsequently established an initial "filing window" for two-way applications. This filing window was opened from August 14, 2000 to August 18, 2000. As stated above, the Department filed two-way applications in that window. Those applications remain pending, and there is no assurance that they will be granted. Further, there is no assurance that, even with the grant of those applications and assuming the cooperation of the Department, that the Company will be able to develop commercially successful products using two-way transmissions.

1996 Telecommunications Act. In February 1996, Congress passed and the President signed into law the 1996 Act. Some of the provisions of the 1996 Act that directly affects wireless cable television operators are discussed below. Beyond those specific provisions, the 1996 Act contains provisions intended to increase competition in the telephone, radio, broadcast television, and hardwire and wireless cable television businesses. The long term effect of the 1996 Act cannot be determined at this time, although competition in the video programming and data delivery industries is likely to increase as a result of the adoption of the 1996 Act.

The 1996 Act may change the competitive environment of the wireless cable business. The 1996 Act changes the definition of cable television system so that the definition excludes any systems that serve customers without using any public right of way. This change will allow wireless cable system operators to wire together apartment complexes and other similar properties, as long as the wiring system does not cross a public right-of-way, without the need to apply for a local cable television franchise. The 1996 Act will also reduce the regulatory authority over cable company rates, allow telephone companies to distribute video and afford relief to DBS and wireless cable providers by exempting them from certain local restrictions on antenna placement.

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

Executive Order. In October 2000, the Executive branch of the Federal Government issued an executive order instructing the National Telecommunications and Information Agency ("NTIA") and FCC to examine alternatives for reassignment of certain spectrum for use for third generation ("3G") mobile data services. The 2500 MHz to 2690 MHZ band, which includes all ITFS spectrum, is designated as a 3G band throughout Europe, and among several other bands, is a candidate for reassignment. The FCC has completed an interim report dated November 15, 2000 of the impact of reassignment and has issued a Notice of Proposed Rulemaking on the subject ("FCC 00-455"), adopted December 29, 2000. A final report of the FCC is expected this summer. We cannot predict what the FCC will do. If the FCC recommends reallocating the ITFS spectrum, or any portion of it containing the A-Group ITFS channels, such a recommendation could have a material adverse effect on the Company's prospects. While the Company would expect any reallocation order to involve replacement spectrum, the Company cannot predict the wavelength and usefulness of such spectrum. Indeed, the replacement spectrum could be relatively valueless or could be incompatible with any business plans the Company may be considering.

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

Health Hazards. The FCC imposes restrictions on the location of transmission devices in order to better shield the public from the effects of electromagnetic radiation. These restrictions may impair the ability of the Company to install one or more transmission antennas.

Common Carrier Regulation. The use of the Department's ITFS channels to provide two-way services may subject the Company to common carrier or public utility regulation at either the State or the Federal level.

If the Company's two-way services are deemed public utility services under the law of any State where the Company operates, then the Company would be required to obtain any certificate of public convenience and necessity as may be prescribed by the utility commission of that state. While the Company would not expect to be precluded from obtaining such a certificate, the delay in obtaining it inherent in the regulatory process could have a material adverse effect on the Company's business prospects. It is probable that any state that would require such a certificate also would require the Company to offer services under tariff. Tariff regulation involves the posting of public tariffs describing the terms and conditions of services and the requirement to offer the services in exact accordance with such tariffs. Such regulation is designed to protect the consumer of tariffed services. While a requirement to offer service under tariff does not, per se, impair the Company's ability to compete, it might in some circumstances impair the Company's ability to fashion its products to suit the particular needs of individual customers.

Common carrier regulation at the Federal level tends to be far more lenient and protective of the new competing carrier than State public utility regulation.

Federal regulation is designed to promote the ability of the newcomer to obtain transmission capacity and services from incumbent local telephone companies. Conversely, it also requires the newcomer to offer interconnection to other carriers; a requirement that might impose restrictions on the Company. Federal regulation also includes the requirement that providers of telecommunications services on an interstate basis pay into a "Universal Service Fund" that is used to finance the purchase of telecommunications services and equipment by rural schools and libraries. Contributors must pay a portion of their gross revenues into the fund. The percentage, while not large, varies as the requirements of the schools and libraries program vary. Providers of interstate telecommunications services are also required to contribute to government mandated funds supporting numbering administration, telecommunications services for the deaf and hearing impaired, and local number portability.

There is no tariff regulation of any significance to the Company at the Federal level.

TRADEMARKS, COPYRIGHTS, PATENTS
-------------------------------

The Company holds no copyrights or patents but has received a federal service mark registration for the name Magnavision. The Company does not believe that these proprietary rights are material to its business.

PERSONNEL
---------

At December 31, 2000, the Company had a staff of 2 full time employees and various part time consultants, advisors and subcontractors, none of whom is a member of a union.

The Company does not plan to expand its staff until it begins to generate sufficient revenue or receives funding to support expansion. The Company considers its relationship with its employees to be good.

MAJORITY STOCKHOLDER
--------------------

At December 31, 2000, Cacomm, Inc., a New Jersey corporation ("Cacomm"), was the majority stockholder of the Registrant. The Company believes, but could not confirm, that Cacomm owned approximately 70% at the end of 2000 and 73% at the end of 1999 of the Company's outstanding common stock.

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

The Company continues periodic discussions with the Alliance (the other partners of which are unaffiliated with the Registrant) for the purpose of exploring various alternatives relating to the MMDS channels held by the Alliance. However, such discussions have not proven fruitful in the past and there is no assurance that such discussions will be productive in the future.

ITEM 2.           PROPERTIES

The Registrant's principal offices are located at 141 South Ave., Office # 4, Fanwood, NJ 07023, where it occupies approximately 500 square feet under a month-by-month agreement.

As part of the Channel Lease Agreement with the Department, the Company acquired the right to use a portion of the Department's transmitting space at the Empire State Building, in Yonkers, New York and on Staten Island, New York. The Company pays no additional consideration for this space beyond the fees due to the Department under the Channel Leasing Agreement.

ITEM 3.           LEGAL PROCEEDINGS

PATRICK MASTRORILLI vs. MAGNAVISION CORPORATION
-----------------------------------------------
On June 21, 1999, the Company received a complaint filed in the Superior Court of New Jersey Legal Division in an action entitled Patrick Mastrorilli vs. Magnavision Corporation. This litigation relates to a former director and officer's claim for alleged future commissions due him on contracts and current renewals placed by him. On March 18, 2001, the Superior Court of New Jersey Legal Division ruled in favor of Mr. Mastrorilli and ordered the two parties to agree to final damages pursuant to the terms of the contracts and current renewals placed by Mr. Mastrorilli. The Company has accrued for an estimate of such damages as of December 31, 2000.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

                                   P A R T  II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

                  (a) The Common Stock has been trading in the over-the-counter market under the symbol "MAGV". The following table sets forth for the periods indicated the range of high and low bid quotations for the Company's Common Stock since January 1, 1999 as reported by the National Quotation Bureau, Inc. and as reported by the National Association of Securities Dealers composite feed or other qualified inter quotation dealer medium. These quotations represent inter-dealer prices, without retail mark-up, markdown or commissions and do not necessarily represent actual transactions. As trading in the Common Stock has historically been sporadic and in small volumes, the Company cannot assure that an active public trading market will develop or be sustained.

                                                           CLOSING BID
                                                           -----------
            2000                                    HIGH                 LOW
            ----                                    ----                 ---
January 3rd through March 31st                      7.750               2.000
April 3rd through June 30th                         3.500               1.500
July 3rd through September 29th                     4.750               2.125
October 2st through December 31st                   4.500               2.375

            1999
            ----
January 4th through March 31st                     0.6875              0.4375
April 1st through June 30th                       14.0000              0.6250
July 1st through September 30th                   16.2500              6.0000
October 1st through December 31st                  9.7500              6.2500

                  (b) As of December 31, 2000, according to the Registrant's transfer agent, the approximate number of holders of record of the Registrant's common stock was 454.

                  (c) The Registrant has never paid any cash dividends on its Common Stock and none are presently anticipated. Under the Company's agreements with its redeemable preferred stockholders, the Company is prohibited, without their consent, from declaring or paying any dividends on its Common Stock until the preferred stock is redeemed, in full. As of December 31, 2000, the Company had accumulated dividends of $1,061,737 on its 8% Series A preferred stock. The Company is not required to pay dividends until the redemption date of May 2002, unless accelerated by certain liquidity events, further described in Note 13. The redeemable preferred stock will have a preference over the common stock as to any dividends that may be legally available for declaration and payment.

ITEM 6.          SELECTED FINANCIAL DATA

The following is a summary of selected financial data. This data should be read in conjunction with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8-Financial Statements and Schedules."

Income Statement Data

                                                                      Years Ended December 31,
                                                 2000           1999             1998             1997            1996
                                                 ----           ----             ----             ----            ----
Revenues                                      $  678,157      $2,962,016      $ 3,652,389     $ 1,607,049      $ 1,285,442
                                              ==========      ==========      ===========     ===========      ===========

Income (Loss) Before Extraordinary Item       $3,793,379      $ (418,216)     $  (428,409)    $(1,152,529)     $(1,411,509)
                                              ==========      ==========      ===========     ===========      ===========

Extraordinary Item-Loss From
Extinguishment of Debt                        $   -           $    -          $   165,779     $   275,844      $     -
                                              ==========      ==========      ===========     ===========      ===========

Net Income (Loss)                             $3,793,379      $ (418,216)       ($594,188)    $(1,428,373)     $(1,411,509)
                                              ==========      ==========      ===========     ===========      ===========

Redeemable Preferred Stock Dividend
Requirement                                   $  318,623      $  400,000      $   400,000     $   257,778      $    -
                                              ==========      ==========      ===========     ===========      ===========

Accretion of Preferred Stock                  $  153,291      $   92,593      $    92,593     $    54,012      $    -
                                              ==========       =========      ===========     ===========      ===========

Net Income (Loss) Applicable to Common
Stockholders                                  $3,321,465      $ (910,809)     $(1,086,781)    $(1,740,163)     $(1,411,509)
                                              ==========      ==========      ============    ===========      ===========

Basic Net Income (Loss) to Common
Stockholders per Share                        $     2.82      $     (.79)     $      (.94)    $     (1.51)     $     (1.23)
                                              ==========      ==========      ===========     ===========      ===========
Diluted Net Income (Loss) to Common
Stockholders per Share                        $     1.46      $     (.79)     $      (.94)    $     (1.51)     $     (1.23)
                                              ==========      ==========      ===========     ===========      ===========
Basic Weighted Average Common Shares
Outstanding                                    1,179,257       1,157,005        1,154,354       1,152,504        1,147,030
                                              ==========      ==========      ===========     ===========      ===========

Diluted Weighted Average Common Shares
Outstanding                                    2,267,763       1,157,005        1,154,354       1,152,504        1,147,030
                                              ==========      ==========      ===========     ===========      ===========

Balance Sheet Data
------------------

                                                                            At December 31,

                                                 2000           1999             1998             1997            1996
                                                 ----           ----             ----             ----            ----
Working Capital (Deficit)                     $1,949,158      $(1,674,984)    $ (366,026)     $ (682,031)      $(4,338,083)
                                              ==========      ============    ==========      ==========       ===========

Total Assets                                  $2,838,480      $ 3,064,313     $3,953,476      $2,427,163       $ 2,196,994
                                              ==========      ===========     ==========      ==========       ===========

Long Term Debt                                $   -           $   -           $1,899,468      $  111,509       $    10,563
                                              ==========      ===========     ==========      ==========       ===========

Redeemable Preferred Stock                    $3,480,624      $ 4,683,642     $4,591,049      $4,498,456       $    -
                                              ==========      ===========     ==========      ==========       ===========

Stockholders' Deficit                         $2,260,357      $ 5,635,544     $4,086,356      $3,403,335       $ 2,608,645
                                              ==========      ===========     ==========      ==========       ===========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

All of the Company's current revenues were derived from its private cable operations, which were sold effective as of February 29, 2000. The wireless channel capacity operations have not commenced; therefore, no revenue has been derived from the wireless operation.

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

Each installation was comprised of a number of billing outlets. A billing outlet represented a hookup for a television. The Company collected revenue from each television online. For the most part, the colleges were on a nine-month billing cycle starting in September and ending in June of the subsequent year. The nursing homes and hospitals were on a twelve-month billing cycle.

2000 Compared to 1999
---------------------

During 2000, the Company sold its Private Cable assets to Lamont Television Systems Inc. The transaction was effective as of February 29, 2000.

Gross profits decreased $1,710,513 from 1999 compared to 2000. The decrease in gross profit was primarily the result of reflecting two months of operations in 2000 due to the sale of the Private Cable assets as of February 29, 2000, verses a full year of operations in 1999 and an accrual for the settlement of the lawsuit between Patrick Mastrorilli vs. Magnavision Corp.

Total operating expenses decreased $736,216 in 2000 when compared to 1999. Salaries accounted for $351,484 of the decrease representing a savings for staff expenses due to a reduction of the work force after the Private Cable sale in the first quarter of 2000. Depreciation in 2000 was $454,340 less than depreciation for 1999 as only two months of deprecation was expensed during 2000 due to the effective date of the Private Cable assets sold as of February 29, 2000, as compared to a full year of deprecation in 1999. General and administrative expenses increased $69,608 during 2000 when compared to 1999 due to the costs related to the merger agreement, the loss incurred on the sale of wireless cable and office equipment no longer required for the operation of the business, and the buyout of the Company's leased car and increased professional fees in 2000.

For the year 2000, other income, net increased $5,494,385 over 1999. The gain on the sale of the Private Cable assets represented $5,217,443 of the increase and was based on the Asset Purchase Agreement between Lamont Television System Inc. and the Company dated as of February 29, 2000 to purchase the service contracts and related fixed assets of the Company. The purchase price of $7.5 million was decreased for documentation and system corrections and other closing adjustments totaling $420,415. The Company also paid an investment banker fee of $300,000 and established accruals for severance and retention of $255,000, of which $118,000 was reversed at the end of the third quarter of 2000 as it was determined to be excess, and legal and other fees of $75,000. The Private Cable assets sold had a book value, net of depreciation, of $1,347,099. The Company accrued State taxes of $700,000 related to the Private Cable sale, of which $390,000 was reversed during 2000 as it was determined to be excess.

Interest expense decreased $187,206 in 2000 when compared to 1999 due to lower loan balances and the payoff of the Company's debt in 2000 after the Private Cable assets sale. Interest income increased $89,736 in 2000 compared to 1999 because of increased investment of the proceeds from the Private Cable sale in the 2000.

1999 Compared to 1998
---------------------

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

Revenue decreased $690,373 and gross profit increased $132,682 over last year. The decrease in revenue and cost of sales were primarily a result of a full-year of operation for both the outlets installed in 1998 and data delivery services at Fordham University.

The cost of sales in 1998 was exaggerated by items for building systems. In 1998, the Company installed data delivery service outlets at Fordham University that resulted in installation revenue earned in 1998. This installation revenue was non-recurring in 1999.

Operating expenses primarily consist of salaries, depreciation and amortization and general and administrative expenses. Operating expenses for 1999 were $2,173,677, an increase of $74,669 over 1998. Salaries accounted for $49,977 of the increase and depreciation represented $168,068 of the increase. This increase was offset by a decrease in general and administrative expenses of $143,376. The additional depreciation related to the purchase of equipment.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash Flow
---------

For 2000, total cash and cash equivalents increased $2,032,505 as compared to 1999. At December 31, 2000, the Company had investments in Commercial Paper and held a Business Money Market Account. The increase in cash was substantially due to the proceeds received from the sale of the Private Cable system.

The cash used in operating activities was $576,551 and included an accrual for State taxes relating to the Private Cable sale in the amount of $310,000. There were also decreases in the amount of deferred revenues of $369,765, trade accounts and other receivables of $379,270, and security deposit payable of $176,692 related to the Private Cable sale. The Company also received payment on a customer's note receivable of $441,271 during the third quarter of 2000.

The cash provided by investing activities of $6,395,774 and was primarily due to the sale of the Private Cable assets, which totaled $6,564,541 in 2000. This was offset by the establishment of an escrow account for unforeseen contingences of $222,418 as part of the Private Cable sale.

Cash used in the financing activities was $3,786,718. The Company repaid its term loan of $1,794,000 plus accrued interest and line of credit of $250,000 plus accrued interest to BSB Bank & Trust Co. The Company also repaid the outstanding notes to stockholders totaling $105,468 plus accrued interest from the proceeds of the sale. In addition, the May 8, 1997 Exchange Agreement and the Company's Certificate of Incorporation, as amended, required the payment of 25% of the net proceeds of the Private Cable sale be used to retire a portion of the Company's Series A Preferred Stock and related accumulated preferred stock dividend. The Company redeemed 1,356,309 shares of Series A Preferred Stock for $1,356,309 and also paid $314,663 of accumulated dividends on the Series A Preferred Stock. Also, during the second quarter of 2000 option holders exercised options to purchase 16,861 shares of common stock for $33,722 at $2.00 per share.

Liquidity and Capital
---------------------

Since the inception of service in 1992, the Company experienced operating losses. At December 31, 2000, the Company had a stockholders' deficit.

The Company's capital commitments at December 31, 2000 include additional capital to construct facilities at the Department of Education of the Archdiocese of New York, capital to build the Monmouth and Ocean County ITFS channel sites and the payment of the preferred stockholders principal and accumulated dividend due December 31, 2002. As of the date hereof, the Company has not commenced operation of a wireless system and, if it is executed, will require substantial additional funding in order to do so.

The Company plans to meet short-term liquidity requirements by using the cash received from the sale of the Private Cable system. The Company has entered into an agreement to merge with Blue Acquisition Corporation that will allow the Company to meet it long-term commitments. There is no assurance that the Company will be able to complete the terms of the merger as agreed, if at all, before the expiration date.

If the merger is not effected, the Company plans to sell the ITFS spectrum rights or develop the ITFS spectrum with a strategic partner(s) willing to participate with the Company in the development of alternative uses of its ITFS spectrum. The Company's business plan depends on either a sale of the wireless cable asset or the Company securing a strategic partner(s) for the capital resources and the expertise required to run the Wireless business. There is no assurance that the Company will be able to secure a strategic relationships or a sale on terms or conditions satisfactory to the Company, or at all.

Failure to develop the ITFS spectrum with a strategic partner(s) willing to participate with the Company in the development of alternative uses of its ITFS spectrum or to sell the ITFS spectrum lease will have a material adverse effect on the Company. Also, there can be no assurance that, the Company will be able to launch its alternative use of ITFS spectrum in a commercially successful manner if a partner is found.

The report of our independent auditors on our financial statements includes an explanatory paragraph, which states that our recurring losses from operations and limited liquid resources raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BSB Bank & Trust Company Term Loan
----------------------------------

On July 3, 1998, the Company and BSB Bank & Trust Company entered into an agreement to refinance its existing credit line and supply working capital. Pursuant thereto, the Company borrowed the sum of $2.5 million dollars which bears interest at a fixed rate of 10% per annum and has a 5 year term. Installments of principal plus interest, payable in arrears, will be made in accordance with the agreed upon schedule of which $634,000 was paid in 1999. This loan was utilized to refinance existing debt and the remaining approximately $1.9 million was used to finance the completion of outstanding contracts for private cable television service at various locations, to complete the Fordham University Internet distribution system, and for working capital. BSB Bank & Trust Company also granted the Company a $500,000 line of credit, to be used for future installations of private cable systems and general corporate purposes. This line of credit is at an interest rate of prime plus 1.5% payable monthly and expired in June 2000.

In the above transaction, BSB Bank & Trust Company received warrants to purchase 146,176 shares of Magnavision's issued and outstanding capital stock on a fully diluted basis at an exercise price of $2.00 per share. The warrants remain outstanding as of the date of this filing.

During 2000, the Company paid off both the BSB Term Loan and line of credit with the proceeds from the sale of the Private Cable assets. The Company did not extend the line of credit.

Exchange of Debt for Redeemable Preferred Stock
-----------------------------------------------

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

In connection with the exchange, the lenders also funded the Company the remaining balance on the existing line. In addition, the note holders received 1,826,932 warrants to purchase up to 58% of the common stock on a fully diluted basis at an exercise price of $2.00 per share after the Company effected a 1-for-20 reverse stock split, and have the right, which they have exercised, to elect the majority of the Board of Directors. The warrants remain outstanding as of December 31, 2000.

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

The cost of the put can not be determined at this time since it is based upon the value of a sale of a significant asset which has not occurred or cannot be assured. Also, one of the warrant holders has entered into a management service agreement with the Company, which has expired. See Item 10, "Directors and Executive Officers of the Registrant."

Non-Qualified Stock Option Plan
-------------------------------

During the first quarter of 1999, Magnavision adopted a non-qualified stock option plan (the "Plan"). Under the Plan, options to purchase an aggregate of not more than 349,986 shares of common stock may be granted from time to time to key employees, including officers, advisors, and independent consultants or to any other persons. Under the Exchange Agreement (a copy which was filed with the Company's 10-K for the year ending December 31, 1997) and when the Plan was complete, options were also to be granted to employees under the Plan. Also under a letter agreement, the President and C.E.O. was to receive 150,000 options at an exercise price of $1.00 per share.

As of January 19, 1999, the compensation committee awarded or caused to be issued 223,974 options including: 150,000 options to the President and C.E.O. at an exercise price of $1.00 per share, 43,974 options issued pursuant to the Company's obligation under the Exchange Agreement at an exercise price of $2.00 per share and awarded 30,000 options to various employees at an exercise price of $2.00 per share.

During the year, employees exercised 16,861 options at $2.00 per share that were issued under the Plan.

The Company accounts for stock options issued to employees under A.P.B. No. 25 "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123 "Accounting for Stock-base Compensation" under which no compensation cost has been recognized for the options granted as they were issued at or above market value.

Change-of-Control Policies
--------------------------

During the third quarter of 1999, the Company adopted policies for the purpose of retaining the services of its employees during a change-of-control of the Company and paying severance to employees who are terminated as a result of a change-of-control. The policies are limited in scope and duration and are effective only if there is a change-of-control prior to January 1, 2001.

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

The change-of-control policy for non-officer employees calls for both retention pay and severance pay. The amount of retention incentive pay is up to three months base pay for each eligible employee. The amount of severance pay is up to nine months base pay for each eligible employee with three or more years of service and up to six months base pay for each eligible employee with more than one year of service. The policy expired January 1, 2001 and as of December 31, 2000, the Company does not have any non-officer employees.

The change-of control policy for employees who are corporate officers, with the exception of the President and C.E.O. who has a separate plan, provides for severance pay in an amount up to twelve months base pay for each eligible employee and immediate vesting of all issued and outstanding stock options, subject to certain limitations. The Company has extended the policy for corporate officers until September 30, 2001.

The change-of-control agreement for the President and C.E.O. provides for severance pay in an amount equal to twelve months of base pay upon a change-of-control prior to June 1, 2001.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                  None.

                          Independent Auditors' Report

The Board of Directors and Shareholders
Magnavision Corporation:

We have audited the accompanying consolidated balance sheets of Magnavision Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnavision Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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

                                   /s/ KPMG LLP

Short Hills, New Jersey
March 15, 2001

MAGNAVISION CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER  31, 2000 and 1999

                                                                                                     2000         1999
                                                                                               -------------------------------
ASSETS
------

CURRENT ASSETS
  Cash and cash equivalents                                                                       $2,262,522       $  230,017
  Trade accounts and other receivables                                                                 2,775          382,045
  Notes receivable from customer                                                                       --             441,271
  Escrow account                                                                                     222,418            --
  Stockholder loans receivable                                                                         --              20,000
  Prepaid expenses and other current assets                                                           17,919           33,428
                                                                                                  ---------------------------
     Total current assets                                                                          2,505,634        1,106,761
                                                                                                  ---------------------------

PROPERTY AND EQUIPMENT
  Property and equipment, at cost                                                                      3,528        3,175,990
  Less: accumulated depreciation                                                                      (1,212)      (1,657,176)
                                                                                                  ---------------------------
    Net property and equipment                                                                         2,316        1,518,814

OTHER ASSETS
  Prepaid lease expense                                                                              329,780          436,748
  Deposits                                                                                               750            1,990
                                                                                                  ---------------------------

TOTAL ASSETS                                                                                      $2,838,480       $3,064,313
                                                                                                  ===========================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                                                                $   13,373       $   97,127
  Accrued expenses                                                                                   233,103          165,385
  State income taxes payable                                                                         310,000            --
  Deferred revenues                                                                                    --             369,765
  Current portion of long-term debt                                                                    --           1,794,000
  Line of credit                                                                                       --             250,000
  Term loans due to stockholders                                                                       --             105,468
                                                                                                  ---------------------------
     Total current liabilities                                                                       556,476        2,781,745

Security deposits payable                                                                              --             176,692

Commitments and contingencies

Series A Preferred Stock, $1 par value, 9,850,000
       shares authorized; issued and outstanding, 3,643,392 shares at December 31, 2000
       5,000,000 shares at December 31,1999, net of
       unamortized discount and including accumulated dividend                                     3,480,624        4,683,642
  Series A Preferred Stock accumulated dividend                                                    1,061,737        1,057,778

STOCKHOLDERS' DEFICIENCY
  Series B Preferred Stock, $1 par value , 150,000 shares                                            131,889          131,889
    authorized; issued and outstanding, 131,889 shares
  Common Stock, $0.08 par value, 10,000,000 shares
    authorized; issued and outstanding, 1,185,792 shares at December 31, 2000 and
    1,168,931 shares at December 31,1999                                                              94,862           93,513
  Additional paid-in capital                                                                       3,963,990        3,911,617
  Accumulated deficit                                                                             (6,451,098)      (9,772,563)
                                                                                                  ---------------------------------
Total shareholders' deficiency                                                                    (2,260,357)      (5,635,544)
                                                                                                  ---------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                    $2,838,480       $3,064,313
                                                                                                  =================================

See accompanying notes to consolidated financial statements.                 F-2

MAGNAVISION CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                    2000             1999             1998
                                                                                    ----             ----             ----
REVENUES
  Gross revenues                                                                 $  678,157       $2,962,016       $ 3,652,389
  Cost of sales                                                                     421,145          994,491         1,817,546
                                                                                ----------------------------------------------
  GROSS PROFIT                                                                      257,012        1,967,525         1,834,843

  Salaries                                                                          413,557          765,041           715,064
  Depreciation                                                                       96,017          550,357           382,289
  General and administrative expenses                                               927,887          858,279         1,001,655
                                                                                ----------------------------------------------

TOTAL OPERATING EXPENSES                                                          1,437,461        2,173,677         2,099,008

OPERATING LOSS                                                                   (1,180,449)        (206,152)         (264,165)

OTHER INCOME (EXPENSE)
  Gain on the sale of the Private Cable assets,
    net of related expenses                                                       5,217,443             --               --
  Interest expense                                                                  (50,441)        (237,647)         (184,425)
  Interest income                                                                   120,690           30,954            25,032
                                                                                ----------------------------------------------
       Total other income (expense)                                               5,287,692         (206,693)         (159,393)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
  AND EXTRAORDINARY ITEM                                                          4,107,243         (412,845)         (423,558)

PROVISION FOR INCOME TAXES                                                          313,864            5,371             4,851
                                                                                ----------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                           3,793,379         (418,216)         (428,409)

EXTRAORDINARY ITEM -LOSS ON EXTINGUISHMENT OF DEBT                                     --               --             165,779
                                                                                ----------------------------------------------

NET INCOME (LOSS)                                                                 3,793,379         (418,216)         (594,188)

Preferred Stockholders dividend requirement                                         318,623          400,000           400,000
Accretion of Preferred Stock                                                        153,291           92,593            92,593
                                                                                ----------------------------------------------

NET INCOME (LOSS) TO COMMON STOCKHOLDERS                                         $3,321,465        ($910,809)      $(1,086,781)
                                                                                ==============================================

NET INCOME (LOSS) PER COMMON SHARE

Basic:

Income (loss) to Common Stockholders before
   extraordinary item                                                                 $2.82           ($0.79)          $ (0.80)
Extraordinary item - loss on extinguishment of debt                                      --             --             $ (0.14)
Net income (loss) to Common Stockholders                                              $2.82           ($0.79)          $ (0.94)

Diluted:

Income (loss) to Common Stockholders before extraordinary item                        $1.46           ($0.79)          $ (0.80)
Extraordinary item - loss on extinguishment of debt                                      --             --             $ (0.14)
Net income (loss) to Common Stockholders                                              $1.46           ($0.79)          $ (0.94)

Weighted average common shares:
Basic                                                                             1,179,257        1,157,005         1,154,354
Diluted                                                                           2,267,763        1,157,005         1,154,354

See accompanying notes to consolidated financial statements.                 F-3

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                     Series B                                Additional                    Total
                                                  Preferred Stock         Common Stock        Paid in     Accumulated  Stockholders'
                                                 Shares     Amount      Shares     Amount     Capital       Deficit      Deficiency
Balance, December 31, 1997                      131,889    $131,889    1,152,510  $92,200   $3,876,991   $ (7,504,415) $ (3,403,335)

Common Stock issued upon the exercise
  of warrants                                                              1,880      150        3,610                        3,760

Net loss                                                                                                     (594,188)     (594,188)

Accretion of Preferred Stock                                                                                  (92,593)      (92,593)

                                                ------------------------------------------------------------------------------------
Balance, December 31, 1998                      131,889     131,889    1,154,390   92,350    3,880,601     (8,191,196)   (4,086,356)

Common Stock issued upon the exercise
  of stock options                                                        16,154    1,292       31,016                       32,308

Repurchase and retirement of Common Stock                                 (1,613)    (129)                    (12,780)      (12,909)

Series A Preferred Stock accumulated
  dividend                                                                                                 (1,057,778)   (1,057,778)

Net loss                                                                                                     (418,216)     (418,216)

Accretion of Preferred Stock                                                                                  (92,593)      (92,593)

                                                ------------------------------------------------------------------------------------
Balance, December 31, 1999                      131,889     131,889    1,168,931   93,513    3,911,617     (9,772,563)   (5,635,544)

Common Stock issued upon the exercise
   of stock options                                                       16,861    1,349       32,373                       33,722

Series A Preferred Stock dividend                                                                            (318,623)     (318,623)

Non-cash compensation                                                                           20,000             --        20,000

Net income                                                                                                  3,793,379     3,793,379

Accretion of Preferred Stock                                                                                 (153,291)     (153,291)

                                                ------------------------------------------------------------------------------------
Balance, December 31, 2000                      131,889    $131,889    1,185,792  $94,862   $3,963,990   $ (6,451,098) $ (2,260,357)
                                                ====================================================================================

See accompanying notes to consolidated financial statements.                 F-4

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                            2000             1999           1998
                                                                                            ----             ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                              $ 3,793,379       $ (418,216)    $ (594,188)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Extraordinary item                                                                          --               --        165,779
     Gain on sale of private cable assets                                                (5,217,443)              --             --
     Loss on disposal of equipment                                                           39,731
     Depreciation and amortization                                                           96,017          550,357        382,289
     Amortization of deferred financing costs                                                    --               --         31,123
     Non-cash compensation                                                                   20,000               --             --
     Amortization of channel lease prepayments                                              106,968          106,968        106,968
     Changes in assets and liabilities:
        (Increase) decrease in trade accounts and other receivables                         379,270         (105,842)       (39,828)
        Decrease (increase) in note receivable from customer                                441,271          467,000       (908,271)
        (Increase) decrease in prepaid expenses and other current assets                     15,509          (31,442)         6,530
        Decrease in other assets and deposits                                                 1,240              349          2,214
        Increase (decrease) in accounts payable                                             (83,754)        (115,263)        22,291
        (Decrease) increase in accrued expenses                                              67,718           (3,999)        32,768
        Increase in state income taxes payable                                              310,000
        Increase (decrease) in deferred revenues                                           (369,765)          15,169        140,106
        Decrease in accrued severance payment                                                    --               --       (117,000)
        Increase (decrease)  in security deposits payable                                  (176,692)           4,389         20,238
        Decrease in income taxes payable                                                         --               --           (741)
                                                                                        --------------------------------------------
               Net cash provided by (used in) operating activities                         (576,551)         469,470       (749,722)

CASH FLOWS FROM INVESTING ACTIVITIES
  Repayment of stockholders loan receivable                                                  20,000            5,798          5,103
  Property and equipment purchases                                                               --         (114,008)    (1,141,276)
  Proceeds from the private cable sale, net of related expenses                           6,564,541               --             --
  Establishment of an  escrow account                                                      (222,418)              --             --
  Proceeds from the sale of equipment                                                        33,651               --             --
                                                                                        --------------------------------------------
               Net cash provided by (used in) investing activities                        6,395,774         (108,210)    (1,136,173)

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance (payment) of line of credit                                                     (250,000)         250,000             --
  Payments of Access Capital line of credit, including penalty                                   --               --       (456,696)
  Issuance (payment) of long-term debt                                                   (1,794,000)        (640,642)     2,424,376
  Payment of loans due to stockholders                                                     (105,468)              --             --
  Proceeds from issuance of common stock                                                     33,722           32,308          3,760
  Redemption of Series A Preferred Stock                                                 (1,356,309)              --             --
  Payment of accumulated dividends                                                         (314,663)              --             --
                                                                                        --------------------------------------------
               Net cash provided by (used in) financing activities                       (3,786,718)        (358,334)     1,971,440

                    Net increase in cash                                                  2,032,505            2,926         85,545
  Cash beginning of year                                                                    230,017          227,091        141,546
                                                                                        --------------------------------------------
  Cash end of year                                                                      $ 2,262,522       $  230,017     $  227,091
                                                                                        ============================================

Supplemental schedule of cash paid during year for :
Interest                                                                                $    50,441       $  230,093     $   91,129
Income tax                                                                              $     3,864           $5,371        $ 4,851


NON CASH ITEMS:
Series A Preferred Stock accumulated dividend                                           $     3,959       $1,057,778             --
Repayment of stockholder loan receivable with common stock                                       --          $12,909             --

See accompanying notes to consolidated financial statements.                 F-5

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1 - OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES
------------------------------------------------------

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

     b. Sale of Private Cable Assets - On March 30, 2000, the Company completed an Asset Purchase Agreement between Lamont Television System Inc. and the Company effective February 29, 2000 to purchase the Private Cable service contracts and related fixed assets of the Company. The purchase price was $7.5 million and was decreased for documentation and system corrections and other closing adjustments totaling $420,415. The Company also paid the investment banker fee of $300,000, and established accruals for severance and retention of $255,000, of which $118,000 was reversed at the end of the third quarter of 2000 as it was determined to be excess, and, legal and other fees of $75,000. The Company accrued Federal and State taxes of $700,000 related to the Private Cable sale, of which $390,000 was reversed during 2000 as it was determined to be excess. The Private Cable Assets sold had a book value, net of depreciation, of $1,347,099. As part of the sale the Company established an escrow account for $222,418 to cover certain contingencies pursuant to the agreement for a period of nine months. The gain on the sale to the Company before taxes and any effect of the escrow account was $5,217,443.

         Also the May 8, 1997 Exchange Agreement and the Company's Certificate of Incorporation, as amended, required the payment of 25% of the net proceeds of the Private Cable sale be used to retire a portion of the Company's Series A Preferred Stock and related accumulated preferred stock dividend. The Company redeemed 1,356,309 shares of Series A Preferred Stock for $1,356,309 and also paid $314,663 of accumulated dividends. The Company also accelerated the accretion of $79,536 related to the redeemed Series A Preferred Stock.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

                  As part of the Private Cable sale, the Company vested 5,000 unvested options relating to the retention of an officer who was terminated as a result of the sale, with the appropriate expense being recorded.

     c. Organization, Operations and Liquidity - MagnaVision Corporation was incorporated in Delaware on April 3, 1986 to seek to acquire one or more potential businesses. MagnaVision Corporation and its subsidiaries were established to conduct the business of providing wireless and private cable television, to segments where cable television is not available and as an alternative to cable television. MagnaVision Corporation of New Jersey was formed on June 15, 1989, pursuant to the laws of the State of New Jersey. As a result of the amended lending agreement, the Company created two new subsidiaries, MagnaVision Private Cable and MagnaVision Wireless Cable.

                  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and has a stockholders' deficiency at December 31, 2000. As of March 2000, the Company sold its Private Cable business. The funds received from the sale of the assets of the Private Cable business are not sufficient to redeem its Redeemable Preferred Stock due December 31, 2002 or execute its Wireless business plan if the Company does not complete a pending merger (see Note18). The Company will require additional funding in order to execute its Wireless business plan. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts or classification of liabilities which might result from the outcome of this uncertainty.

                  If the Company cannot execute the sale of its Wireless assets, or a restructuring of the Company, the Company will have insufficient liquidity to pay the preferred stock dividend and preferred stock and may experience liquidity shortfalls in meeting its ongoing obligations.

                  The Company plans to meet short-term liquidity requirements with the funds received from the sale of the Private Cable business. On a long-term basis, the Company has signed an agreement to merge (see Note 18). If the merger is not consummated, the Company's plan is to seek long-term arrangements with a strategic partner(s) for financing or a sale or the lease of the Wireless assets. This business plan is dependent upon the Company securing the necessary long-term arrangements with a strategic partner(s), as well as engineering and other expertise required to offer this alternative service. There can be no assurance that the Company will be able to secure a strategic relationship or partnership or sale on terms and conditions satisfactory to the Company, if at all.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

                  Failure to obtain such financing and the expertise required to develop the wireless business plan or the sale of the lease would have a significant impact on the Company's future performance.

                  There can be no assurance that the Company will effect the merger or failing the merger that it will be able to develop its' wireless plan. Even with a partner and receipt of necessary regulatory authorizations, there can be no assurance that the Company will be able to launch this wireless alternative service or that it will be commercially successful.

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

                           Office Equipment           5 years
                           Furniture and Fixtures     10 years
                           Transportation Equipment   5 years
                           Machinery and Equipment    5 to 10 years

     e. Revenue Recognition - Revenue is recognized as services are provided to subscribers. The Company records subscriptions received in advance of the service being provided as deferred revenue.

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

     g. Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenue and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

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

                  Accordingly, the aggregate fair value amounts presented may not represent the underlying value of the Company. In Management's opinion, cash and cash equivalents, trade accounts receivables, stockholder loans receivable, notes receivable from customers, deposits, accounts payable, accrued expenses and deferred revenue equal or approximate fair market value due to their current nature. The long-term debt, term loans and line of credit are at market rates, which equal or approximate fair value. The fair value of the prepaid lease expense exceeds its carrying value.

     i. Impairment of Long-Lived Assets - The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     j. Prepaid Lease Expense - Prepaid lease expense represents the Company's deposit relating to the Channel Lease Agreement (see
                  Note 9). The amount is being amortized over the term of the lease agreement.

     k. Earnings Per Share of Common Stock - Basic and diluted net income (loss) per common share is presented in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Basic net income (loss) per common share excludes dilution for common stock equivalents and is computed by dividing net income
                  (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. For the year ended December 31, 2000, diluted net income per common share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised. For the year ended December 31, 1998 and 1999, diluted net loss per common share is equal to basic net loss per common share since all common stock equivalents were anti-dilutive.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

     l. Stock Based Compensation - Stock based compensation is recognized using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". For disclosure purposes, net income (loss) and net income (loss) per share data included in Note 3 are provided in accordance with SFAS No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"), as if the fair value method had been applied.

NOTE 2 - RELATED PARTY TRANSACTIONS-CONFLICTS OF INTEREST
---------------------------------------------------------

The following transactions occurred between the Company and related parties:

     a. Stockholder loans receivable of $20,000 at December 31, 1999 were payable on demand and are interest free. During 2000, the stockholder repaid the outstanding loan.

     b. The Company has been informed that Cacomm, Inc., the Company's majority stockholder, is a partner in a general partnership known as the Grand MMDS Alliance. The Grand MMDS Alliance claims to hold the licenses to certain MMDS channels as a designated selectee of the FCC. These channels cover similar broadcast areas as the Company and the possibility exists that the Grand MMDS Alliance could commence business in direct competition with the Company. The Company has no reliable information as to whether the Grand MMDS Alliance has commenced business operations as of December 31, 2000.

     c. In 2000, the Series A Preferred Stockholders purchased the Series B Preferred Stock for $131,889 from the majority Common Stockholder Cacomm, Inc.

     d. During 1997, the prior lenders converted their accrued interest in the amount of $105,468 to one year notes at 10% interest, with interest and principal originally payable May 8, 1998. The preferred stockholders agreed to extend the maturity of the above-mentioned notes to May 8, 2000. During 2000 this note was paid in full with the proceeds of the Private Cable sale.

NOTE 3 - STOCK OPTION PLAN
--------------------------

During the first quarter of 1999, MagnaVision adopted a non-qualified stock option plan ("the Plan"). Under this Plan, options may be granted at a price equal to or less than the fair market value of the Company's stock at the date of the grant. Options granted under the Plan are exercisable at various dates specified in the underlying option. The options expire three months after termination of employment with the Company. Under the Plan, options to purchase an aggregate of not more than 349,986 shares of common stock may be granted from time to time to key employees, including officers, advisors, and independent consultants or to any other persons. Under the Exchange Agreement (a copy of

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

which was filed with the Company's 10K for the year ended December 31, 1997) and when the Plan was adopted, options were also to be granted to certain employees under the Plan. Also under a letter agreement, the President and C.E.O. was to receive 150,000 options at an exercise price of $1.00. As of January 19, 1999, the compensation committee awarded or caused to be issued 223,974 options including: 150,000 options to the President and CEO at an exercise price of $1.00, 43,974 options issued pursuant to the Company's obligation under the Exchange Agreement at an exercise price of $2.00 per share and awarded 30,000 options to various employees at an exercise price of $2.00 per share.

The Company accounts for stock options issued to employees under APB 25 as permitted by SFAS 123 under which no compensation cost has been recognized for the options granted as they were issued above fair market value.

Summary of stock option activity is as follows:

                                                               Weighted-average
                                      Shares under option       exercise price
--------------------------------------------------------------------------------
Granted                                     223,974                  $1.33
Terminated                                     -                       -
Exercised                                    16,154                  $2.00
                                            -------                  -----
Balance at December 31, 1999                207,820                  $1.28

Exercised                                    16,861                  $2.00
Cancellations                                 5,000                  $2.00
                                            -------                  -----
Balance at December 31, 2000                185,959                  $1.19

The following is a summary of options outstanding and exercisable at December 31, 2000.

                           Options Outstanding                                            Options Exercisable
-------------------------------------------------------------------------------   ----------------------------------
                          Number               Weighted-average       Weighted-             Number          Weighted-
Range of              outstanding at              remaining           average           exercisable at      average
exercise               December 31,              contractual         exercise            December 31,       exercise
 prices                    2000                      life               price                2000            price
---------------- ------------------------ -------------------------- ------------ ----------------------- ------------
     $1.00               150,000                    8 years             $1.00              150,000            $1.00
      2.00                35,959                  4.9 years              2.00               30,959             2.00
  -----------            -------                  ---------             -----              -------            -----
  $1.00-$2.00            185,959                  7.4 years             $1.19              180,959            $1.17

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

The Company applies APB 25 in accounting for its Plan and, accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price at the date of the grant over the exercise price. Because the Company grants options at a price equal to or greater than the fair market value of the stock at the date of grant, no compensation is recorded. Had the Company determined compensation cost based on the fair market value at the grant date consistent with the provision of SFAS 123, the Company's net income(loss ) to common stockholders would have been increased to the pro forma amounts indicated below:

                                                        2000            1999
                                                        ----            ----

Net income (loss)
    As reported                                      $3,321,465     $  (910,808)
    Pro forma                                        $3,317,773     $(1,011,057)

Net income (loss) per common share Basic:
    As reported                                      $     2.82     $     (0.79)
    Pro forma                                        $     2.81     $     (0.87)
Diluted:
    As reported                                      $     1.46     $     (0.79)
    Pro forma                                        $     1.46     $     (0.87)

The pro forma amounts as noted above may not be representative of the effects on reported earnings for future years. Pro forma net loss per common share reflects only options granted in 1999.

The weighted average fair value of the stock options granted during the years ended 1999 and 2000 was $0.49 on the date of grant using the Black Scholes option pricing model with the following assumptions: for 1999 and 2000 - expected dividend yield 0.0%, risk free interest rate of 4.5%, expected volatility of 70% and expected life of 5 years.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment at December 31, 2000 and 1999 are summarized by major classification as follows:

                                                2000                   1999
                                                ----                   ----
Office Furniture and Equipment                 $3,528              $    74,445
Transportation Equipment                            -                   24,879
Machinery and Equipment                             -                3,076,666
                                              -------              -----------
                                                3,528                3,175,990

Less:  Accumulated Depreciation                (1,212)              (1,657,176)
                                              -------              -----------
                                              $ 2,316              $ 1,518,814
                                              -------              -----------

Depreciation expense was $96,017, $550,357 and $382,289 in 2000, 1999 and 1998,
respectively. Most of the property and equipment was sold as part of the Private Cable sale in 2000. Private Cable assets sold during 2000 had a net book value of $1,347,099. In addition, Wireless Cable assets with a net book value of $73,382 were sold during 2000 for a loss of $39,731.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 5 - INCOME TAXES
---------------------

Income tax expense attributable to loss before provision for income taxes and extraordinary item:

        Current
        -------

        Year ended December 31,            2000              1999         1998
                                           ----              ----         ----
        Federal                         $      -            $    -       $    -
        State                            313,864             5,371        4,851
                                        --------            -----        -----

        TOTAL                           $313,864            $5,371       $4,851
                                        ========            ======       ======

Income tax expense attributable to income (loss) before provision for income taxes and extraordinary item differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax income from operations as a result of the following:

                                                                  2000               1999               1998
                                                                  ----               ----               ----
Computed expected tax (benefit)                               $ 1,396,463        $ (142,193)       $ (202,024)

Increase (reduction) in income taxes resulting from:

Increase (decrease) in valuation allowance for federal &
state deferred tax assets                                      (1,298,622)          124,570           180,794

Book vs. tax depreciation                                               0             7,709            11,310


State and local income taxes, net of federal income tax
benefit                                                           207,291             3,545             3,202

Non-deductible portion of meals and entertainment                     284             3,734             1,867

Other, net                                                          8,448             8,006             9,702
                                                              -----------        ----------        ----------
                                                              $   313,864        $    5,371        $    4,851
                                                              ===========        ==========        ==========

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

The temporary differences and carry forwards which give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 are presented below:

                                                   2000                1999
                                                   ----                ----
Deferred tax assets:

Net operating loss carry forwards               $ 2,358,428         $ 3,741,697

Compensation paid with Company stock
                                                          -              28,123

Organization and construction costs
capitalized for tax purposes                        298,631             207,521

Less valuation allowance                         (2,657,059)         (3,955,681)
                                                -----------         -----------

Net deferred tax assets                                   -              21,660
                                                -----------         -----------

Deferred tax liabilities:

Property and equipment, principally due to
differences in depreciation                               -             (21,660)
                                                -----------         -----------

Net deferred income taxes                                 -                   -
                                                -----------         -----------

At December 31, 2000, the Company has net operating loss carry forwards for federal and state and local income tax purposes of approximately $4,150,000 and $9,787,000, respectively, which are available to offset future taxable income which expire in varying amounts through 2019.

The Company's ability to use such net operating losses is limited by change of control provisions under the Internal Revenue Code section 382.

NOTE 6 - NOTES RECEIVABLE FROM CUSTOMER
---------------------------------------

As part of the purchase of equipment by Fordham University for its data system during 1998, Fordham issued non-interest bearing notes for $467,000 and $441,271 due May 15, 1999 and May 15, 2000, respectively. The $467,000 note was repaid during 1999 and the $441,271 note was repaid during 2000.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 7 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following at December 31,:

Senior Debt                            2000                  1999
-----------                            ----                  ----
10% Term loan  (a)                     $ -                $1,794,000
BSB line of credit (a)                   -                   250,000
10% Note related to conversion (b)       -                   105,468
                                       ----               ----------
Current long-term debt                   $                $2,149,468
                                -------------------    ---------------------

       a. 10% Term BSB Bank & Trust Company loan and line of credit - On July 3, 1998, the Company and BSB Bank and Trust Company ("BSB") entered into an agreement to refinance the Company's existing credit line and supply working capital. Pursuant thereto, MagnaVision borrowed the sum of $2.5 million dollars which bears interest at a fixed rate of 10% per annum and has a 5 year term. The loan requires monthly installments of interest, plus 9 monthly payments of principal, payable in arrears, in accordance with the agreed upon schedule starting October 1998. The loan was utilized to refinance existing debt (see Note 11) and the remaining approximate $1.9 million was used to finance the completion of outstanding contracts for private cable television service at various locations and to complete the Fordham University data distribution system and for working capital.

                  BSB also granted the Company a $500,000 line of credit to be used for future installations of private cable systems and general corporate purposes. This line of credit has an interest rate of prime plus 1.5%, payable monthly, and matures in June 2000. On December 31,1999 the balance was $250,000.

                  In connection with the above transactions, BSB received 146,176 warrants to purchase approximately 4% of MagnaVision's issued and outstanding capital stock on a fully diluted basis at an exercise price of $2.00 per share.

                  Both the Term Loan and line of credit were paid off with the proceeds of the sale of the assets of the Private Cable system. As of December 31, 2000 the warrants remain outstanding and expire on July 3, 2008.

       b. 10% Note Related to Conversion - In 1997, the prior lenders converted their accrued interest in the amount of $105,468 to one year notes at 10% interest, with interest and principal originally payable May 8,1998. The preferred stockholders agreed to extend the maturity of the above-mentioned notes to May 8, 2000. During 2000, these notes were paid off with the proceeds of the sale of the assets of the Private Cable system.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 8 - COMMITMENTS & CONTINGENCIES
------------------------------------

Operating Leases
----------------

The Company's lease in Wall, N.J. expired in May 2000 and the Company located less expensive space effective June 1, 2000.

The Company leases office space and equipment for use in continuing operations. The leases are on a month by month basis with minimum lease payments of $846.

Rent expense under operating leases amounted to $18,735, $28,464 and $38,998 for the years ended December 31, 2000, 1999, and 1998, respectively.

Change-of-Control Policies
--------------------------

During the third quarter of 1999, the Company adopted policies for the purpose of retaining the services of its employees during a change-of-control of the Company and paying severance to employees who are terminated as a result of a change-of-control. The policies are limited in scope and duration and are effective only if there is a change-of-control prior to January 1, 2001.

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

The change-of-control policy for non-officer employees calls for both retention pay and severance pay. The amount of retention incentive pay is up to three months base pay for each eligible employee. The amount of severance pay is up to nine months base pay for each eligible employee with three or more years of service and up to six months base pay for each eligible employee with more than one year of service. The policy expired January 1, 2001 and as of December 31, 2000, the Company does not have any non-officer employees.

The change-of control policy for employees who are corporate officers, with the exception of the President and C.E.O. who has a separate plan, provides for severance pay in an amount up to twelve months base pay for each eligible employee and immediate vesting of all issued and outstanding stock options, subject to certain limitations. The Company has extended the policy for Corporate officers until September 30, 2001.

The change-of-control agreement for the President and C.E.O. provides for severance pay in an amount equal to twelve months of base pay upon a change-of-control prior to June 1, 2001.

Legal Proceedings
-----------------

On June 21, 1999, the Company received a complaint filed in the Superior Court of New Jersey Legal Division in an action entitled Patrick Mastrorilli vs. MagnaVision Corporation. This litigation relates to a former director and officer's claim for alleged future commissions due him on contracts and current renewals placed by him. On March 18, 2001, the Superior Court of New Jersey

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

Legal Division ruled in favor of Mr. Mastrorilli and ordered the two parties to agree to final damages pursuant to the terms of the contracts and current renewals placed by Mr. Mastrorilli. The Company has accrued for an estimate of such damages as of December 31, 2000.

NOTE 9 - LICENSE AGREEMENT
--------------------------

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

Pursuant to the agreement, the Company must also pay to the Archdiocese a royalty fee for the use of the Transmission Capacity, in accordance with the terms and amounts described in the amended agreement. In connection with the amended agreement, the Company had a contingent obligation to fund the reconstruction of the Archdiocese's system and deposited $900,277 in an escrow account for the purpose of system reconstruction upgrades. The Company recorded the deposit as prepaid lease expense and is amortizing the amount over the life of the agreement through January 2004.

At December 31, 2000, the minimum royalty payments over the remaining license term are as follows:
                                    For the Year Ended

                                 2001               $228,476
                                 2002                229,104
                                 2003                229,104
                                 2004                 19,092
                                                    --------
                                                    $705,776

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 10 - NET INCOME (LOSS) PER SHARE
-------------------------------------

The Company computes basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share SFAS 128" (SFAS 128).The table reconciles the numerator and denominator of the basic earnings per share computations shown on the consolidated statements of operations.

For the years ended December 31,                                         2000          1999           1998
                                                                         ----          ----           ----
Basic and diluted EPS
     Numerator:
        Extraordinary loss from early extinguishment of debt         $         -    $       -       $165,779
        Net income (loss)                                              3,793,379     (418,216)      (594,188)
        Redeemable Preferred Stockholders dividend                       318,623      400,000        400,000
        Accretion of Preferred Stock                                     153,291       92,593         92,593
                                                                     -----------------------------------------
        Net income (loss) to Common Stockholders                      $3,321,465    $(910,809)   $(1,086,781)

     Denominator:
        Weighted average:
          Common shares outstanding for basic                         1,179,257    1,157,005       1,154,354
          Common shares outstanding for diluted                       2,267,763    1,157,005       1,154,354

     Basic                                                           $     2.82    $   (0.79)    $     (0.94)
     Diluted EPS                                                     $     1.46    $   (0.79)    $     (0.94)

      Warrants and stock options to purchase 30,050, 2,486,860 and 2,279,040 of common stock outstanding as of December 31, 2000, 1999 and 1998, respectively, were excluded from the calculation of diluted net loss per share as the effect of their inclusion would have been anti-dilutive.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 11 - ACCESS CAPITAL, INC. LINE OF CREDIT
---------------------------------------------

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

The Company paid off this loan with the proceeds of the BSB Bank & Trust loan on July 3, 1998 as discussed in Note 7. The Company incurred a penalty in connection with this termination. The penalty, together with the write-off of the unamortized deferred financing costs, has been classified as an extra-ordinary item in the accompanying 1998 consolidated statement of operations. The Warrant remains outstanding and expire on May 8, 2008.

This put option can only be exercised upon the sale of a significant asset of the Company or change of control. Conversely, the call option allows the Company to purchase all the outstanding warrants at a price set by the formula stated above. The cost of either the put or the call option can not be determined at this time since it is based upon the value of a sale of a significant asset which cannot be assured.

NOTE 12 - EXCHANGE OF DEBT TO REDEEMABLE PREFERRED STOCK
--------------------------------------------------------

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

Note holders received 1,826,932 warrants to purchase up to 58% of the common stock on a fully diluted basis at an exercise price of $2.00 per share after the Company effected a 1-for-20 reverse stock split, and have the right, which they have exercised, to elect the majority of the Board of Directors. This resulted in a change in control of the Company. The agreement also requires the warrant holders to surrender up to 10% of their stock on a fully diluted basis, if and when certain liquidity events occur.

Warrant holders have the right to require the Company to repurchase the warrants under certain conditions. This option can only be exercised upon the sale of a significant asset of the Company. The value of these warrants was determined to have a fair value of $555,556 and represents a discount to the face value of the redeemable preferred stock and is being amortized over the life of the preferred stock. The cost of the put cannot be determined at this time since it is based upon the value of a sale of a significant asset, which cannot be assured.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

In connection with the exchange, the lenders agreed to issue one year unsecured notes totaling $105,468 with interest at 10% payable at maturity (see Note 7). This note was paid during 2000 with part of the proceeds of the Private Cable sale.

NOTE 13 - REDEEMABLE PREFERRED STOCK
------------------------------------

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

During 1997, the senior subordinated notes along with the remaining balance of the credit line was exchanged for 5,000,000 shares of 8% cumulative redeemable Series A Preferred Stock, (see Note 12). At closing, the Company received cash of approximately $800,000 after expenses.

Holders of Series A Preferred Stock are entitled to receive, when and as declared by the Company's Board of Directors, cash dividends cumulative at the rate of 8% per share. Cumulative and unpaid dividends amounted to $1,057,778 at December 31, 1999 and $1,061,737 at December 31, 2000. Currently, the Company does not have positive equity and, therefore, is prohibited from paying dividends. However, if there is an event which causes a liquidation of Preferred Stock, a provision in the Exchange Agreement requires the Company to liquidate a portion of the dividends which have accumulated.

The sale of the Private Cable system in March 2000 caused a $1.7 million liquidation of the Series A Preferred Stock and the payment of related unpaid dividends in the amount of $314,663. The remaining Series A Preferred Stock is 3,963,990 shares at $1 per share and accumulated dividend of $1,061,737.

NOTE 14 - STOCKHOLDERS EQUITY TRANSACTION
-----------------------------------------

During 2000, option holders exercised options to purchase 16,861 shares of common stock at $2.00 per share.

During 1999, option holders exercised options to purchase 16,154 shares of common stock at $2.00 per share.

During 1999, a former officer of the Company repaid his outstanding loan of $12,909 with 1,613 shares of his stock. The Company retired these shares.

During 1998, warrant holders exercised warrants to purchase 1,880 shares of common stock at $2.00 per share.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 15 - SIGNIFICANT CUSTOMERS
-------------------------------

In March 2000, the Company completed a sale of its Private Cable systems, therefore, it had no significant customers at December 31, 2000. For the years ending December 31, 1999 and 1998, revenue from the Company's three largest customers represented 39% and 33%, respectively, of total revenues.

NOTE 16 - CONCENTRATION OF CREDIT RISK
--------------------------------------

The Company maintains its cash and cash equivalents in financial institutions. The Federal Deposit Insurance Corporation only insures up to $100,000 at any one financial institution. The Company believes that it has made prudent choices in the selection of the Financial Institutions that it has deposits in.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 17- QUARTERLY RESULTS (UNAUDITED)
--------------------------------------

The following tables contain selected quarterly financial data for each quarter of 1999 and 2000. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future periods.

                                                    Year Ended December 31, 2000
                             1st Quarter     2nd Quarter    3rd Quarter     4th Quarter        Year
                            --------------------------------------------------------------------------
Gross revenue                $  597,165       $  80,630      $    362        $       -      $  678,157

Gross profit                    360,775          37,291        (1,432)        (139,622)        257,012
Net income (loss) to
common stockholders           4,078,169        (352,069)      134,188         (538,823)      3,321,465
Net income (loss)
per common share:
    Basic                    $     3.49       $   (0.30)     $   0.11        $   (0.48)     $     2.82
    Diluted                  $     1.49       $   (0.30)     $   0.06        $   (0.48)     $     1.46


                                                    Year Ended December 31, 1999
                             1st Quarter     2nd Quarter    3rd Quarter     4th Quarter        Year
                            --------------------------------------------------------------------------
Gross revenue                $  875,955       $ 669,308      $537,951        $ 878,802      $2,962,016
Gross profit                    590,237         463,075       336,679          577,534       1,967,525
Net income (loss) to
common stockholders            (106,259)       (267,270)     (378,868)        (158,412)       (910,809)
Net income (loss)
per common share:
    Basic                    $    (0.09)      $   (0.23)     $  (0.33)       $   (0.14)     $    (0.79)
    Diluted                  $    (0.09)      $   (0.23)     $  (0.33)       $   (0.14)     $    (0.79)


NOTE 18 - ANNOUNCEMENT OF AGREEMENT TO MERGE
--------------------------------------------

On September 12, 2000, MagnaVision Corporation. and Blue Acquisition Corp., a wholly owned subsidiary of IPWireless, Inc. based in San Bruno, CA, signed a definitive agreement for Blue Acquisition Corp. to merge with and into MagnaVision Corporation. All outstanding common and preferred stock of MagnaVision shall be exchanged in the transaction for cash and/or securities as described below.

This agreement has been approved by the majority stockholders of MagnaVision and by the Board of Directors of MagnaVision, Blue Acquisition Corp. and IPWireless. The agreement is contingent upon MagnaVision meeting certain conditions at closing, some of which are not within the control of the Company. The

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

Company is attempting to satisfy these conditions. According to the agreement, each share of MagnaVision Class A and Class B Preferred Stock outstanding at the time of closing will receive $1.00 plus any accumulated dividends then due. Each share of MagnaVision Common Stock outstanding will receive approximately $5.78 per share. Stockholders who hold less than 1% of the fully diluted shares of MagnaVision common stock (36,507 or fewer shares) will receive their consideration entirely in cash. Common stockholders holding more than 1% of the fully diluted shares will receive approximately 80% of their consideration in cash and 20% of their consideration in the form of notes. Warrant and option holders will receive approximately $5.78 less an amount equal to the cost of exercising the warrant or option. Warrant and option holders who hold in excess of 1% of the Company's fully diluted common stock will receive approximately 20% of the share consideration in the form of notes and the remainder in cash. In addition, the agreement has provisions for holders of MagnaVision Common Stock, warrants and options to receive additional consideration based upon the Company achieving certain objectives.

The merger agreement expires on September 12, 2001.

                                  P A R T  III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the directors and officers of the Registrant. These individuals serve in the same capacities with Magnavision - N.J.

                                                                                                     Director or
Name                                   Age       Position                                            Officer Since
----                                   ---       --------                                            -------------
Robert E. Hoffman                      56        Director, Chairman, President(1)(2)                  1998

Jeffrey Haertlein                      53        Chief Financial Officer                              1996

Evan Wildstein                         30        Director(1)(2)(4)                                    1997

Geoffrey Thompson                      60        Director(4)(3)                                       1997

George Zombek                          37        Director(4) (resigned January 15,2001)               1997

Kevin Falvey                           44        Director(1)(2)(3)(4)                                 1997

Pursuant to the Exchange Agreement and the related Stockholders Agreement of such date, Cacomm, Inc. retained the right to designate three (3) out of the Registrant's seven (7) member Board of Directors. Pursuant thereto, Cacomm appointed Messrs. Nicholas Mastrorilli, Sr., Nicholas Mastrorilli, Jr. and Patrick Mastrorilli to the Registrant's Board of Directors. Effective upon Mr. Mastrorilli Sr.'s resignation, Cacomm designated Mr. Hoffman as one of its designees.

The Registrant received a letter dated April 24, 1998 from Cacomm removing Nicholas Mastrorilli, Jr. and Patrick Mastrorilli as designees of Cacomm to the Registrant's Board of Directors. The letter indicated that Cacomm would, in the near future, appoint replacement designees. Such designees, if not from existing management, must be reasonably acceptable to the preferred stockholders. By letter dated February 5, 1999, Cacomm recommended the appointment of Mr. Joseph
M. Carlino as director. The Board of Directors did not seat Mr. Carlino and Cacomm sued the Company. On May 13, 1999, Cacomm dismissed the suit.

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

(4) Messrs. Wildstein and Thompson and Mr. Falvey are representatives of KOCO Capital Company, LP ("KOCO") and IBJ Capital Company, Inc. ("IBJ"), respectively, and serve on the Registrant's Board of Directors pursuant to the terms of a certain Stockholders Agreement dated as of May 8, 1997 between the Registrant, KOCO, IBJ, Cacomm and Nicholas Mastrorilli, Sr. The Stockholders Agreement provides for the Registrant to have a Board of Directors consisting of not more than seven (7) persons, of which, so long as KOCO and IBJ own 20% or more of the fully diluted common stock, such investors shall each have the right to designate two (2) directors and so long as Cacomm holds 20% or more of the fully diluted common stock, it has the right to designate three (3) directors that are members of the Registrant's management or are approved by KOCO and IBJ. Cacomm, pursuant to such agreement, previously designated Robert E. Hoffman, Nicholas Mastrorilli, Jr. and Patrick Mastrorilli its designees to serve on Registrant's Board of Directors. As noted above, by letter dated April 24, 1998, Cacomm removed Nicholas Mastrorilli, Jr. and Patrick Mastrorilli as its designees to be members of the Board of Directors. Should there be an increase in the size of the Board of Directors, KOCO and IBJS have the right to designate additional directors such that their nominees at all times constitute a simple majority of the Board of Directors. The parties to the Stockholders Agreement also agreed to appoint one KOCO director and one IBJ director to serve on the Audit, Compensation and Executive Committees of the Board of Directors and one management director to serve on the Compensation and Executive Committees of the Board of Directors. As a result of the implementation of the Stockholders Agreement, a change in control of the Registrant was effected. Reference is made to the Exhibits attached as part of this Form 10-K for additional information contained in the Exchange Agreement and the Stockholders Agreement of May 8, 1997.

The directors and officers, other than Mr. Hoffman, who serves pursuant to the terms of the Employment Agreement described in Item 11, Executive Compensation, will hold office until the next annual meeting of stockholders and directors, respectively, or until their successors are duly elected and qualified.

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

Jeffrey Haertlein, was elected as the Company's Chief Financial Officer effective as of January 1, 1996 with responsibility for all of the Registrant's financial matters. Mr. Haertlein was previously Assistant Vice President of MidAtlantic Corporation from 1978 to 1995 with responsibility for financial planning and reporting for the bank holding company and its various subsidiaries. Prior thereto and from 1977 to 1978, Mr. Haertlein was employed by Chase Manhattan Bank in the capacity of Internal Auditor. Mr. Haertlein received a B.A. degree from Monmouth College in accounting/marketing.

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

George Zombek, (resigned January 15,2001) was a Director of the Registrant since June 1997 as a representative of IBJ, a Small Business Investment Company and a wholly owned subsidiary of IBJ Whitehall Financial Group. Mr. Zombek is Chief Operating Officer of IBJS and joined such firm in 1997. Prior thereto and from its inception in 1995, Mr. Zombek was a principal at Canterbury Mezzanine Capital, a mezzanine finance fund. From 1992 through 1995, Mr. Zombek was affiliated with the BZW Mezzanine Group and briefly during such period with its Mergers and Acquisitions Group. Mr. Zombek received an MBA degree in Finance from University of Chicago in 1989 and a BA degree from New York University in 1985.

Kevin Falvey, has been a Director of the Registrant since November 1997 as a representative of IBJS. Mr. Falvey joined IBJ in November 1997. From 1992 to February 1997, Mr. Falvey was a Vice President of CIT Group/Equity Investments, Inc. Prior thereto and from 1986 to 1991, he was Managing Director of Manufacturers Hanover Capital Partners, Inc. Mr. Falvey received an MBA degree, with distinction, from New York University in 1987 and a B.B.A. degree from the University of Massachusetts in 1978.

ITEM 11. EXECUTIVE COMPENSATION

Set forth below is the aggregate remuneration paid or accrued by the Company during the years ended December 31, 2000, 1999 and 1998 to the Company's Chief Executive Officer. No other executive officer of the Company received salary and bonus aggregating in excess of $100,000 in any of those years.

The Company has a Non-competition and Non-solicitation Agreement with its three officers, one of which has taken a position with Lamont TeleVision Systems Inc.

                           SUMMARY COMPENSATION TABLE

Name and Principal Position        Year         Salary          Bonus        Options
---------------------------        ----         ------          -----        -------
Robert E. Hoffman                  2000         $175,000        $43,750         -
Robert E. Hoffman                  1999         $175,000        $62,500      150,000
Robert E. Hoffman                  1998(1)      $ 74,038        $15,000         -

(1) Effective January 8, 1998, the Company entered into an agreement with Robert E. Hoffman. Pursuant thereto, Mr. Hoffman has agreed to act as Chairman, President and Chief Executive Officer of the Registrant, for which service an executive search firm was paid the sum of $17,500 monthly together with additional amounts if Mr. Hoffman became an employee on a long term basis. These payments are not reflected in the chart above.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             (a)    Security Ownership of Certain Beneficial Owners:

The following table contains information as of December 31, 2000 as to the beneficial ownership of shares of Common Stock of the Registrant of each person who, to the knowledge of the Registrant at that date, was the beneficial owner of 5% or more of its outstanding shares.

Name and Address of                              Amount and Nature of
 Beneficial Owner                                Beneficial Ownership                % of Class
-------------------                              --------------------                ----------
Cacomm, Inc.                                            831,889                          70.1
P.O. Box 163
Sea Girt, NJ  08750

KOCO Capital Company, LP                                730,773(1)                       38.1
111 Radio Circle
Mt. Kisco, NY  10549

IBJS Whitehall Capital Corporation                    1,096,159(2)                       48.0
One State Street
New York, NY  10004

Robert E. Hoffman
521 Susan Constant Drive                                159,000(3)                       11.9
Virginia Beach, VA  23451

Access Capital, Inc.
405 Park Avenue                                         138,536(4)                       10.5
New York, NY  10022

BSB Bank & Trust Company
58-68 Exchange Street                                   146,176(5)                       11.0
Binghamton, NY  13902-1056

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

             Name of                                     Amount of Nature of
         Beneficial Owner                                Beneficial Ownership                % of Class
         ----------------                                --------------------                ----------
Robert E. Hoffman                                             159,000(1)                         11.9
Jeffrey Haertlein                                              15,382(2)                          1.3
All officers and directors as a group                         174,382(3)                         12.9
(2 persons)

(1) Constitutes options currently exercisable and shares of Common Stock held by Mr. Hoffman.
(2) Includes shares subject to currently exercisable options held by Mr. Haertlein.
(3) Includes 165,382 shares subject to currently exercisable warrants and options held by all officers and directors. Excludes 1,826,932 shares subject to currently exercisable warrants held in the aggregate by IBJS Whitehall Capital Corporation and KOCO Capital Company, L.P., beneficial ownership of which is disclaimed by Mr. Falvey and by Messrs. Wildstein and Thompson, respectively, on behalf of IBJS Capital Company, Inc. and KOCO Capital Company, L.P.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As described in Part I of this Form 10-K, in August 1995, the Company obtained a $5,000,000 lending facility ("Lending Facility") from IBJ Schroder Bank & Trust Co., IBJS Whitehall Capital Corporation and KOCO Capital Company, L.P. (the "Lenders").

In August 1995, the Company entered into a $5,000,000 lending facility with a bank and two small business investment companies. On June 3, 1996, the Company amended the Lending Facility with its lenders and at various times during 1996 and 1997, the Company, which had borrowed $4,062,932 and had issued senior subordinated notes in exchange therefore, had not met several covenants under this Lending Facility and failed to make its quarterly interest payment of $122,095. In May 1997, pursuant to the Exchange Agreement, the Company and its lenders agreed to exchange the entire $5 million of the Lending Facility for 8% redeemable preferred stock due in 2002. The then current loan balance, along with the unused balance of the $5 million line was exchanged for redeemable preferred stock, which has five-year mandatory redemption provisions, which are accelerated upon certain liquidity events. In connection with this transaction, all covenants and defaults under the former lending facility were waived. At closing, the Company drew down the balance of its line of approximately $800,000 after expenses. The Company issued redeemable preferred stock (Series A preferred stock) in the amount of $5 million, with an 8% preferred dividend, and issued additional warrants (new warrants) to purchase additional shares of common stock, representing approximately 20% of the common stock at $2.00 per share after a 1-for-20 reverse stock split. The exercise price of the original issued warrants, $.27 and $.38 per share was reduced to $.10 per share prior to such reverse stock split.

The preferred stockholders received a total of 1,826,932 warrants at an exercise price of $2.00 per share to purchase 58% of the Company's common stock, acquired the right to and have elected a majority of the Board of Directors, and thus have effected a change of control of the Company. In connection with the exchange, the Company issued a note to its lenders totaling $105,468. This note, bearing 10% interest, represented the interest due in May 1997. Both interest and principal were originally payable on May 8, 1998. At year-end 1997, the redeemable preferred stockholders agreed to extend the maturity of the note to May 8, 1999 and at year-end 1998 agreed to extend the maturity to May 8, 2000.

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

                                   P A R T  IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements. The following financial statements are included in
Part II, Item 8:
                                                                            Page
                                                                            ----
Independent Auditors' Report ............................................    F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999 ............    F-2

Consolidated Statements of Operations for years ended
December 31, 2000, 1999 and 1998 ........................................    F-3

Consolidated Statements of Stockholders' Deficiency for years ended
December 31, 2000, 1999 and 1998 ........................................    F-4

Consolidated Statements of Cash Flows for years ended
December 31, 2000, 1999 and 1998 ........................................    F-5

Notes to Consolidated Financial Statements ..............................    F-6


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

(a) (10) Exhibits


                                                                                              Page or
                                                                                              Document
                                                                                              Incorporated
 No.        Description of Document                                                           by Reference
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

       (aa)  Letter Agreement dated July 11, 1995 between the                                 Form 10-K
             Registrant, Cacomm, Inc. and George S. Callas                                    dated 4/19/96

       (bb)  Letter Agreement dated August 25, 1995 among the                                 Form 10-K
             Registrant, Midlantic Bank, N.A. and George S. Callas                            dated 4/19/96

       (cc)  Letter Agreement dated April 3, 1997 between the                                 Form 10-K
             Registrant, KOCO Capital Company, L.P. and IBJS                                  dated 4/19/96
             Capital Corporation

       (dd)  Form of Indemnification Agreement for executive officers and                     Form 10-K
             directors                                                                        dated 6/5/98

       (ee)  Exchange Agreement dated May 8, 1997 among the Registrant and                    Form 10-K
             the investors listed therein                                                     dated 6/5/98

       (ff)  Stockholders Agreement dated May 8, 1997 among the Registrant                    Form 10-K
             and the other parties listed therein.                                            dated 6/5/98

       (gg)  Registration Rights Agreement dated May 8, 1997 among the                        Form 10-K
             Registrant and the other parties listed therein                                  dated 6/5/98

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

       (mm)   Resignation letter from Nicholas Mastrorilli, Sr. to the Registrant             Form 10-K
              dated January 8, 1998                                                           dated 6/5/98

       (nn)   Employment Agreement dated January 9, 1998 between the                          Form 10-K
              Registrant and IMCOR concerning Robert E. Hoffman.                              dated 6/5/98

       (oo)   Letter from Cacomm, Inc. to the Registrant dated April 24,1998                  Form 10-K
                                                                                              dated 6/5/98

       (pp)   Form of Promissory Note of the Company to BSB Bank July 3,                      Form 10-K
              1998 & Trust Company                                                            dated 4/6/99

       (qq)   Form of Loan Agreement dated as of July 3, 1998 between                         Form 10-K
              the Company and BSB Bank & Trust Company                                        dated 4/6/99

       (rr)   Form of Commercial Security Agreement dated July 3, 1998                        Form 10-K
              between the Company and BSB Bank & Trust Company                                dated 4/6/99

       (ss)   Form of Commercial Pledge and Security Agreement                                Form 10-K
              between the Company and BSB Bank & Trust                                        dated 4/6/99
              Company dated July 3, 1998

       (tt)   Form of Warrant to purchase shares of the Company's                             Form 10-K
              Common Stock expiring on July 3, 2008                                           dated 4/6/99

       (uu)   Form of Non-Qualified Stock Option Plan of 1999                                 Form 10-K
              as of January 19, 1999                                                          dated 4/14/00

       (vv)   Form of Asset Purchase Agreement between Lamont                                 Form 10K
              Television Systems, Inc., and Magnavision Corporation                           dated 4/14/00
              dated as of February 29, 2000

       (ww)   Agreement and Plan of Merger between MagnaVision                                Form 8-K
              Corporation and Blue Acquisition Corp., a wholly owned                          dated 9/12/00
              subsidiary of IPWireless, Inc., dated September 12, 2000

(21)   Subsidiaries of Registrant

                                      -35-

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on the Company's behalf by the undersigned, thereunto duly authorized.

                                              MAGNAVISION CORPORATION


DATE:   April 11, 2001                        By: ______/s/________________
                                                   ROBERT E. HOFFMAN
                                                   Principal Executive Officer


                                              By: _____/s/___________
                                                   JEFFREY HAERTLEIN
                                                   Principal Financial and
                                                     Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----

_____/s/______________         CEO, President, Director           April 11, 2001
Robert E. Hoffman

_____/s/______________         Director                           April 11, 2001
Evan Wildstein

_____/s/______________         Director                           April 11, 2001
Kevin Falvey

 ____/s/______________         Director                           April 11, 2001
Geoffrey Thompson

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