Form 10-Q
period 2001-03-31
MAGNAVISION CORPORATION
filed 2001-05-08
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                  141 South Ave., Office #4, Fanwood, NJ 07023
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code: (908) 490-9910

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] The aggregate market value of the voting stock held by nonaffiliates of the registrant on May 1, 2001 was $569,090.

The number of shares of Registrant's Common Stock outstanding on March 31, 2001 was 1,185,792.

Documents Incorporated by Reference: None.

PART I.  Financial Information


Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000

Condensed Consolidated Statements of Operations - Three months ended March 31, 2001 and March 31, 2000

Condensed Consolidated Statements of Shareholders' Deficiency - Period December 31, 2000 to March 31, 2001

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and March 31, 2000

Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None


PART II.       Other Information

ITEM 1. FINANCIAL INFORMATION

                     MAGNAVISION CORPORATION & SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    March 31     December 31
ASSETS                                                                                2001          2000
                                                                                  -----------    -----------
                                                                                  (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                    $ 1,976,807    $ 2,262,522
     Trade accounts and other receivables                                               1,767          2,775
     Escrow account                                                                   222,418        222,418
     Prepaid expenses and other current assets                                          4,480         17,919
                                                                                  --------------------------
          Total Current Assets                                                      2,205,472      2,505,634

PROPERTY AND EQUIPMENT
     Property and equipment, at cost                                                    3,528          3,528
     Less:  accumulated depreciation                                                   (1,417)        (1,212)
                                                                                  --------------------------
          Net property and equipment                                                    2,111          2,316

OTHER ASSETS
     Prepaid lease expense                                                            303,038        329,780
     Deposits                                                                             750            750
                                                                                  --------------------------

TOTAL ASSETS                                                                      $ 2,511,371    $ 2,838,480
                                                                                  ==========================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable                                                             $         0    $    13,373
     Accrued expenses                                                                 211,601        233,103
     State income taxes payable                                                       209,797        310,000
                                                                                  --------------------------
          Total Current Liabilities                                                   421,398        556,476

Commitments and contingencies

Series A Preferred Stock, $1 par value, 9,850,000
       shares authorized; issued and outstanding, 3,643,392 shares at March 31,
       2001 and at December 31, 2000, net of unamortized discount and
        excluding accumulated dividend                                              3,497,492      3,480,624
     Series A Preferred Stock accumulated dividend                                  1,134,610      1,061,737

SHAREHOLDERS' DEFICIENCY
     Series B Preferred Stock, $1 par value , 150,000 shares                          131,889        131,889
         authorized; issued and outstanding, 131,889 shares
         Common Stock, $0.08 par value - 10,000,000 shares authorized; issued and outstanding, 1,185,792 shares
         at March 31,2001 and December 31, 2000                                        94,862         94,862
     Additional paid-in capital                                                     3,963,990      3,963,990
     Accumulated deficit                                                           (6,732,870)    (6,451,098)
                                                                                  --------------------------
Total Shareholders' Deficiency                                                     (2,542,129)    (2,260,357)
                                                                                  --------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                    $ 2,511,371    $ 2,838,480
                                                                                  ==========================

See accompanying notes to unaudited condensed consolidated financial statements.

                     MAGNAVISION CORPORATION & SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             Three months ended March 31
                                                                                 2001            2000
                                                                                 ----            ----
REVENUES

     Gross revenues                                                          $        --    $   597,165
     Cost of sales                                                                    --        236,390
                                                                             --------------------------
     GROSS PROFIT                                                                     --        360,775

OPERATING EXPENSES
     Salaries                                                                     60,000        146,367
     Depreciation                                                                    205         94,807
     General and administrative expenses                                         167,820        192,928
                                                                             --------------------------

TOTAL OPERATING EXPENSES                                                         228,025        434,102
                                                                             --------------------------

OPERATING LOSS                                                                  (228,025)       (73,327)
                                                                             --------------------------

OTHER INCOME (EXPENSE)
     Gain on the sale of the Private Cable assets, net of related expenses            --      5,103,486
     Interest expense                                                                 --        (50,441)
     Interest income                                                              35,994          5,000
                                                                             --------------------------
          Total other income (expense)                                            35,994      5,058,045

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                                 (192,031)     4,984,718
                                                                             --------------------------

PROVISION FOR INCOME TAXES                                                            --        703,864
                                                                             --------------------------

NET INCOME  (LOSS)                                                              (192,031)     4,280,854
                                                                             --------------------------

Preferred Shareholders dividend requirement                                       72,873        100,000
Accretion of Preferred Stock                                                      16,868        102,685
                                                                             --------------------------

Net income (loss) to Common Shareholders                                     ($  281,772)   $ 4,078,169
                                                                             ==========================

Basic net income (loss) to Common Shareholders                                    ($0.24)         $3.49
Diluted net income (loss) to Common Shareholders                                  ($0.24)         $1.49

Weighted average common shares:

   Basic                                                                       1,185,792      1,168,931
   Diluted                                                                     1,185,792      2,739,514

See accompanying notes to unaudited condensed consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
               For the period December 31, 2000 to March 31, 2001
                                   (UNAUDITED)

                                                     Series B               Common          Additional                     Total
                                                  Preferred Stock           Stock            Paid in     Accumulated   Shareholders'
                                                 Shares     Amount     Shares    Amount      Capital       Deficit      Deficiency
                                               -----------------------------------------------------------------------------------
Balance, December 31, 2000                       131,889   $131,889   1,185,792  $94,862     $3,963,990  ($6,451,098)  ($2,260,357)

Series A Preferred Stock accumulated dividend                                                                (72,873)      (72,873)

Net loss                                                                                                    (192,031)     (192,031)

Accretion of Preferred Stock                                                                                 (16,868)      (16,868)

                                               -----------------------------------------------------------------------------------
Balance, March 31, 2001                          131,889   $131,889   1,185,792  $94,862     $3,963,990  ($6,732,870)  ($2,542,129)
                                               ===================================================================================

See accompanying notes to unaudited condensed consolidated financial statements.

                    MAGNAVISION CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Three months ended March 31
                                                                                               2001           2000
                                                                                               ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                     ($  192,031)   $ 4,280,854
     Adjustments to reconcile net income (loss) to net cash used in operating activities
         Gain on sale of privale cable assets                                                       --     (5,103,486)
          Depreciation                                                                             205         94,807
          Amortization of channel lease prepayments                                             26,742         26,742
          Changes in Assets and Liabilities:
              Decrease  in trade accounts and
                     other receivables                                                           1,008        293,247
              Decrease in prepaid expenses and other current assets                             13,439             --
              Decrease in accounts payable                                                     (13,373)       (50,212)
              Decrease in accrued expenses                                                     (21,502)      (121,800)
              Increase (decrease) in state income taxes payable                               (100,203)     1,029,000
              Decrease in deferred revenues                                                         --       (300,205)
              Decrease in security deposits payable                                                 --       (161,778)
                                                                                           --------------------------
                              Net cash used in operating activities                           (285,715)       (12,831)

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from the Private Cable sale, net of related expenses                                --      6,447,053
       Establishment of an escrow account                                                           --       (222,418)
                                                                                           --------------------------
                            Net cash provided by  investing activities                              --      6,224,635

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of line of credit                                                                    --       (250,000)
     Repayment of  long term debt                                                                   --     (1,794,000)
     Repayment of loans due to shareholders                                                         --       (105,468)
     Redemption of Series A Preferred Stock                                                         --     (1,356,308)
     Payment of accumulated dividends                                                               --       (314,663)
                                                                                           --------------------------
                          Net cash used in financing activities                                     --     (3,820,439)

                                  Net increase (decrease) in cash                             (285,715)     2,391,365
                                                                                           --------------------------
    Cash  and cash equivalents beginning of period                                           2,262,522        230,017
    Cash and cash equivalents end  of period                                               $ 1,976,807    $ 2,621,382

                                                                                                    (0)

Non cash items:
Series A Preferred Stock Accumulated dividend                                              $    72,873    $   100,000
Accretion of Preferred Stock                                                               $    16,868    $   102,685

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO MARCH 31, 2001 UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


1.  Summary of Significant Accounting Policies
The accompanying condensed consolidated financial statements include the accounts of Magnavision Corporation ("the Parent") and its wholly owned subsidiaries, (collectively the "Company"), the most significant of which are Magnavision Corporation (New Jersey), Magnavision Private Cable, Inc. and Magnavision Wireless Cable, Inc. In the opinion of management, all adjustments necessary for a fair presentation of financial statements have been included. Such adjustments consisted only of normal recurring items. The condensed consolidated financial statements for the quarters ended March 31, 2001 and March 31, 2000 are unaudited and should be read in conjunction with the Company's consolidated annual financial statements and notes thereto for the year ended December 31, 2000.

2. Announcement of Agreement to Merge

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company had no revenues for the three months ended March 31, 2001 since its private cable operations and related revenue stream were sold as of February 29, 2000. The wireless channel capacity operations have not commenced, therefore, no revenue has been derived from the wireless operation.

The Registrant and its wholly owned subsidiary, MagnaVision Private Cable, Inc., began service in February 1992 to various colleges and senior living center facilities in the New York/New Jersey area utilizing direct satellite technology. These assets were sold as of February 29, 2000.

First Quarter 2001 Compared to First Quarter 2000

For the first quarter 2001, gross profits decreased $306,775 from the first quarter of 2000. The decrease in gross profit was the result of reflecting two months of operations in the year 2000 and no operations in 2001 due to the sale of Private Cable assets in 2000, which was effective as of February 29, 2000.

Total operating expenses decreased $206,077 in the first quarter of 2001 when compared to the first quarter of 2000. Salaries accounted for $86,367 of the decrease representing the staff reduction in 2001. Depreciation was $94,602 less than the first quarter of 2000 because of the Private Cable sale in the first quarter of 2000. General and administrative expenses decreased $25,108 in the first quarter of 2001 when compared to the first quarter of 2000 with decreases in most items somewhat offset by an increase in D& O insurance in 2001.

For the first quarter 2001, other income decreased $5,022,051 over the first quarter of 2000. The gain on the sale of the Private Cable assets accounted for $5,103,486 of the decrease. Interest expense decreased $50,441 in the first quarter of 2001 as compared to the first quarter of 2000 due to no outstanding loan balances in the first quarter of 2001. Interest income increased $30,994 due to higher investment balances in the first quarter of 2001 as compared to the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

For the first quarter ended March 31, 2001, the total cash and cash equivalents were $1,976,807. At March 31, 2001, the Company had primarily invested in Repurchase Agreements due in April 2001.

The cash used in operating activities was $285,715 and was a result of net operating losses and the payment of accrued state income tax related to the Private Cable sale.

There was no cash used in or provided by investing or financing activities for the three months ened March 31,2001.

Since the inception of service in 1992, the Company experienced operating losses. At March 31, 2001, the Company had a stockholders' deficit $2,542,129.

The Company's capital commitments at March 31,2001 include additional capital to construct facilities at the Department of Education of the Archdiocese of New York ("Department"), capital to build the Monmouth and Ocean County ITFS channel sites and the payment of the Preferred Stockholders principal and accumulated dividend due December 31, 2002. As of the date hereof, the Company has not commenced operation of a wireless system and, if it is executed, will require substantial additional funding in order to do so.

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

Failure to develop the ITFS spectrum with a strategic partner(s) willing to participate with the Company in the development of alternative uses of its ITFS spectrum or to sell the ITFS spectrum lease will have a material adverse effect on the Company. Also, there can be no assurance that the Company will be able to launch its alternative use of ITFS spectrum in a commercially successful manner if a partner is found.

The report of our independent auditors on our 2000 financial statements includes an explanatory paragraph, which states that our recurring losses from operations and limited liquid resources raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INFLATION

Management believes that inflation and changing prices will have a minimal effect on operations.

The above should be read in conjunction with the Company's unaudited condensed consolidated financial statements included elsewhere herein.

The statements contained in this report on Form 10-Q relating to MagnaVision's future operations may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the Company's ability to satisfy the various conditions contained in the Agreement and Plan of Merger dated September 12, 2000 (the Merger Agreement) among the Company, Blue Acquisition Corp. and IPWireless, the receipt of approvals necessary to deploy alternative uses of its ITFS spectrum, the assumptions, risks and uncertainties set forth in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein, as well as other factors contained herein and in the Company's other securities filings. There can be no assurance that the transactions contemplated by the Agreement and Plan of Merger will be consummated on a timely basis, if at all. Furthermore, there can be no assurance that the financing obtained by Company to date will enable it to meet its future cash needs.

PART II  OTHER INFORMATION

Item 1.  Litigation

PATRICK MASTRORILLI vs. MAGNAVISION CORPORATION
On June 21, 1999, the Company received a complaint filed in the Superior Court of New Jersey Legal Division in an action entitled Patrick Mastrorilli vs. Magnavision Corporation. This litigation relates to a former director and officer's claim for alleged future commissions due to him on contracts and current renewals placed by him. On March 18, 2001, the Superior Court of New Jersey Legal Division ruled in favor of Mr. Mastrorilli and ordered the two parties to agree to final damages pursuant to the terms of the contracts and current renewals placed by Mr. Mastrorilli. The parties have not agreed on final damages, but the Company has accrued for an estimate of such damages.

Item 2.       Properties

The Registrant's principal offices are located at 141 South Ave., Office # 4, Fanwood, NJ 07023, where it occupies approximately 500 square feet under a month-by-month lease agreement.

As part of the Channel Lease Agreement with the Department, the Company acquired the right to use a portion of the Department's transmitting space at the Empire State Building, in Yonkers and in Staten Island, all in New York. The Company pays no additional consideration for this space beyond the fees due to the Department under the Channel Leasing Agreement.

Item 6.       Exhibits and Reports on Form 8K

      a) Exhibits
         None

      b) Reports on Form 8K
         The Company filed no Reports on Form 8K during the Quarter ending March 31, 2001

Pursuant to the Requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:    May 8, 2001                                /S/ Jeffrey Haertlein
                                                    --------------------------
                                                    Chief Financial Officer