Form 10-Q
period 2001-06-30
MAGNAVISION CORPORATION
filed 2001-08-15
CIK 802781

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACTS OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant on August 14, 2001 was $538,996.56.

The number of shares of Registrant's Common Stock outstanding on July 13, 2001 was 1,185,792.
     Documents Incorporated by Reference: None.

PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets -June 30, 2001 and December 31, 2000

Condensed Consolidated Statements of Operations - Three and six months ended June 30, 2001 and June 30, 2000

Condensed Consolidated Statements of Shareholders' Deficiency - Period December 31, 2000 to June 30, 2001

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2001 and June 30, 2000

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None

PART II. Other Information

ITEM 1.  FINANCIAL INFORMATION

MAGNAVISION CORPORATION & SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 June 30       December 31
ASSETS                                                                                            2001              2000
                                                                                                  -----             ----
                                                                                               (UNAUDITED)
CURRENT ASSETS
     Cash and cash equivalents                                                                      $1,714,439       $2,262,522
     Trade accounts and other receivables                                                                2,261            2,775
     Escrow account                                                                                          0          222,418
     Prepaid expenses and other current assets                                                          62,709           17,919
                                                                                            ------------------------------------
          Total Current Assets                                                                       1,779,409        2,505,634

PROPERTY AND EQUIPMENT
     Property and equipment, at cost                                                                     3,528            3,528
     Less:  accumulated depreciation                                                                    (1,622)          (1,212)
                                                                                            ------------------------------------
          Net property and equipment                                                                     1,906            2,316

OTHER ASSETS
     Prepaid lease expense                                                                             276,296          329,780
     Deposits                                                                                              750              750
                                                                                            ------------------------------------

TOTAL ASSETS                                                                                        $2,058,361       $2,838,480
                                                                                            ====================================





LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable                                                                                       $0          $13,373
     Accrued expenses                                                                                  183,732          233,103
     State income taxes payable                                                                              0          310,000
                                                                                            ------------------------------------
          Total Current Liabilities                                                                    183,732          556,476

Commitments and contingencies

Series A Preferred Stock, $1 par value, 9,850,000
       shares authorized; issued and outstanding, 3,643,392 shares at June 30, 2001 and at December 31, 2000, net of unamortized
       discount and excluding accumulated dividend                                                   3,514,360        3,480,624
     Series A Preferred Stock accumulated dividend                                                   1,207,484        1,061,737

SHAREHOLDERS' DEFICIENCY
     Series B Preferred Stock, $1 par value , 150,000 shares                                           131,889          131,889
         authorized; issued and outstanding, 131,889 shares
     Common Stock, $0.08 par value - 10,000,000 shares
          authorized; issued and outstanding, 1,185,792 shares
          at June 30,2001 and December 31, 2000                                                         94,862           94,862
     Additional paid-in capital                                                                      3,963,990        3,963,990
     Accumulated deficit                                                                            (7,037,956)      (6,451,098)
                                                                                            ------------------------------------
Total Shareholders' Deficiency                                                                      (2,847,215)      (2,260,357)
                                                                                            ------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                                      $2,058,361       $2,838,480
                                                                                            ====================================


See accompanying notes to unaudited condensed consolidated financial statements.

MAGNAVISION CORPORATION & SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                                           Six months ended June 30               Three months ended June 30
                                                            2001              2000                 2001                2000
                                                            -----             -----                -----               ----
REVENUES
     Gross revenues                                         $         --         $677,795          $          --           $80,630
     Cost of sales                                                    --          279,729                     --            43,339
                                                      ------------------------------------  ---------------------------------------
     GROSS PROFIT                                                     --          398,066                     --            37,291

OPERATING EXPENSES
     Salaries                                                    130,000          290,992                 70,000           144,626
     Depreciation                                                    410           96,017                    205             1,210
     General and administrative expenses                         353,831          411,264                186,011           218,336

                                                      ------------------------------------  ---------------------------------------

TOTAL OPERATING EXPENSES                                         484,241          798,273                256,216           364,172
                                                      ------------------------------------  ---------------------------------------

OPERATING LOSS                                                  (484,241)        (400,207)              (256,216)         (326,881)
                                                      ------------------------------------  ---------------------------------------

OTHER INCOME (EXPENSE)
     Gain on the sale of the Private Cable assets,
       net of related expenses                                        --        5,126,748                     --            23,262
     Interest expense                                                 --          (50,441)                    --                --
     Interest income                                              66,893           46,292                 30,899            41,292

                                                      ------------------------------------  ---------------------------------------
          Total other income                                      66,893        5,122,599                 30,899            64,554


INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                 (417,348)       4,722,392               (225,317)         (262,327)
                                                      ------------------------------------  ---------------------------------------

PROVISION (BENEFIT)  FOR INCOME TAXES                             (9,973)         703,864                 (9,973)               --
                                                      ------------------------------------  ---------------------------------------

NET INCOME  (LOSS)                                              (407,375)       4,018,528               (215,344)         (262,327)
                                                      ------------------------------------  ---------------------------------------

Preferred Shareholders dividend requirement                      145,747          172,874                 72,874            72,874
Accretion of Preferred Stock                                      33,736          119,554                 16,868            16,869
                                                      ------------------------------------  ---------------------------------------

Net income (loss) to Common Shareholders                       ($586,858)      $3,726,100              ($305,086)        ($352,070)
                                                      ====================================  =======================================



Basic net income (loss) to Common Shareholders                    ($0.49)           $3.18                 ($0.26)           ($0.30)
Diluted net income (loss) to Common Shareholders                  ($0.49)           $1.53                 ($0.26)           ($0.30)

Weighted average common shares:
   Basic                                                       1,185,792        1,172,745              1,185,792         1,176,559

   Diluted                                                     1,185,792        2,441,324              1,185,792         1,176,559


See accompanying notes to unaudited condensed consolidated financial statements.

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
For the period  December  31, 2000 to June 30, 2001
                            (UNAUDITED)

                                                        Series B               Common               Additional            Total
                                                     Preferred Stock           Stock        Paid in      Accumulated  Shareholders'
                                                Shares       Amount    Shares      Amount   Capital         Deficit    Deficiency
                                              -------------------------------------------------------------------------------------
Balance, December 31, 2000                       131,889   $131,889   1,185,792   $94,862    3,963,990    (6,451,098)  ($2,260,357)

Series A Preferred Stock accumulated dividend                                                               (145,747)     (145,747)

Net loss                                                                                                    (407,375)     (407,375)

Accretion of Preferred Stock                                                                                 (33,736)      (33,736)
                                              -------------------------------------------------------------------------------------
Balance, June 30, 2001                           131,889   $131,889   1,185,792   $94,862    3,963,990    (7,037,956)  ($2,847,215)
                                              =====================================================================================


See accompanying notes to unaudited condensed consolidated financial statements.

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                                                    Three months ended June 30
                                                                                                      2001              2000
                                                                                                      -----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                               ($407,375)      $4,018,528
     Adjustments to reconcile net income (loss) to net cash used in operating activities
         Gain on sale of private cable assets                                                               --       (5,126,748)
          Depreciation                                                                                     410           96,017
          Deferred Compensation                                                                                          20,000
          Amortization of channel lease prepayments                                                     53,484           53,484
          Changes in Assets and Liabilities:
              Decrease  in trade accounts and
                     other receivables                                                                     514          290,600
              Increase in prepaid expenses and other current assets                                    (44,790)         (47,818)
              Increase in other assets and deposits                                                                        (559)
              Decrease in accounts payable                                                             (13,373)         (64,386)
              Decrease in accrued expenses                                                             (49,371)        (113,646)
              Increase (decrease) in state income taxes payable                                       (310,000)         818,800
              Decrease in deferred revenues                                                                 --         (369,765)
              Decrease in security deposits payable                                                         --         (176,692)
                                                                                            ------------------------------------
                              Net cash used in operating activities                                   (770,501)        (602,185)

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from the Private Cable sale, net of related expenses                                        --        6,513,878
       Receit (Establishment) of an escrow account                                                       2,775         (222,418)
       Proceeds from the sale of equipment                                                                  --           33,651
                                                                                            ------------------------------------
                              Net cash provided by investing activities                                  2,775        6,325,111

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of share holder loan receivable                                                                           20,000
     Repayment of line of credit                                                                            --         (250,000)
     Repayment of long term debt                                                                            --       (1,794,000)
     Repayment of loans due to shareholders                                                                 --         (105,468)
    Proceeds from issuance of common stock from the
       exercise of options                                                                                               33,722
     Redemption of Series A Preferred Stock                                                                 --       (1,356,608)
     Payment of accumulated dividends                                                                       --         (314,663)
                                                                                            ------------------------------------
                              Net cash used in financing activities                                         --       (3,767,017)

                          Net increase (decrease) in cash                                              (767,726)      1,955,909
                                                                                                      ---------      ---------
    Cash and cash equivalents beginning of period                                                    2,262,522          230,017
    Cash and cash equivalents end of period                                                         $1,494,796       $2,185,926


Non cash items:
Series A Preferred Stock Accumulated dividend                                                         $145,747         $172,874
Accretion of Preferred Stock                                                                           $33,736         $119,554


See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO JUNE 30, 2001 UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:


1.  Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of Magnavision Corporation ("the Parent") and its wholly owned subsidiaries, (collectively the "Company"), the most significant of which are Magnavision Corporation (New Jersey), Magnavision Private Cable, Inc. and Magnavision Wireless Cable, Inc. In the opinion of management, all adjustments necessary for a fair presentation of financial statements have been included. Such adjustments consisted only of normal recurring items. The condensed consolidated financial statements for the quarters ending June 30, 2001 and June 30, 2000 are unaudited and should be read in conjunction with the Company's consolidated annual financial statements and notes thereto for the year ending December 31, 2000.

2. Announcement of Agreement to Merge

On September 12, 2000, MagnaVision Corporation and Blue Acquisition Corp., a wholly owned subsidiary of IPWireless, Inc. based in San Bruno, CA, signed a definitive agreement for Blue Acquisition Corp. to merge with and into MagnaVision Corporation. All outstanding common and preferred stock of MagnaVision shall be exchanged in the transaction for cash and/or securities as described below.

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

The merger agreement expires on September 12, 2001.

Recent Merger Developments

Due to a variety of factors, the Board of Directors is exploring the possibility of restructuring the merger and/or the payment of the merger consideration in a manner which will enhance the Company's ability to fulfill certain conditions to the merger prior to the termination date of the agreement. The Company believes that, as a result of any such restructuring, the price per share payable to holders of Common Stock may be substantially reduced from the previously anticipated price of $5.78 per share.

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

RESULTS OF OPERATIONS
The Company had no revenues for the six months ended June 30, 2001 since its private cable operations and related revenue stream were sold as of February 29, 2000. The wireless channel capacity operations have not commenced; therefore, no revenue has been derived from the wireless operation.

The Registrant and its wholly owned subsidiary, MagnaVision Private Cable, Inc., began service in February 1992 to various colleges and senior living center facilities in the New York/New Jersey area utilizing direct satellite technology. These assets were sold as of February 29, 2000.

Six Months Ending June 30, 2001 compared to Six Months Ending June 30, 2000

For the first six months ending June 30, 2001, gross profit decreased $398,066 from the first six months ending June 30, 2000. The decrease in gross profit was primarily the result of reflecting two months of operations in the year 2000 versus no operations in 2001 due to the sale of the Private Cable assets as of February 29, 2000.

The total operating expenses decreased $314,032 in the first six months ending June 30, 2001 when compared to the first six months ending June 30, 2000. Salaries accounted for $160,992 of the decrease representing the reduction of the work force in the second quarter of 2000. Depreciation was $95,607 less than the first six months ending June 30, 2000 as the six months ended June 30, 2000 in included two months of depreciation expenses related to the Private Cable assets that were sold as of February 29, 2000. General and administrative expenses decreased $57,433 when compared to the first six months ending June 30, 2000.

For the six months ending June 30, 2001 other income, net decreased $5,055,706 over the six months ending June 30, 2000. The gain on the sale of the Private Cable assets in 2000 represented $5,126,748 of the decrease. Interest expense decreased $50,441 in the six months ending June 30, 2001 when compared to the six months ending June 30, 2000 due to the payoff of the Company's debt in 2000. Interest income increased $20,601 in the six months ending June 30, 2001 compared to the six months ending June 30, 2000 because of increased investment of the cash from the Private Cable sale in the first quarter of 2000.

Second Quarter 2001 Compared to Second Quarter 2000

For the second quarter 2001, gross profits decreased $37,291 from the second quarter 2000. Income and related expenses primarily recognized during the second quarter of 2000 related to the sale of cable equipment to a customer. The Company did not have any income or related expenses dunning the second quarter of 2001.

Total operating expenses decreased $107,956 in the second quarter 2001 when compared to the second quarter 2000. Salaries decreased $74,626 that is a result of the reduction of staff to two full time employees after the Private Cable sale. General and administrative expenses were $32,325 less in 2001 when compared to the second quarter 2000 due to the reduced expenses in 2001.

Other income, net decreased $33,655 in the second quarter of 2001 when compared to the second quarter of 2000. The decrease in interest income of $10,393 was due to less cash being invested and the rate of interest paid in 2001 being lower than in 2000.

Provision for income taxes decreased $9,973 due to the Company reversing the accrual for state taxes by $10,000 in 2001 after paying taxes relating to 2000.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ending June 30, 2001, the total cash and cash equivalents decreased $548,083. At June 30, 2001, the Company had invested in Commercial Paper and held a Business Money Market Account.

The cash used in operating activities was $770,501 and was a result of the payment of income taxes $310,000, payment of accrued expenses of $49,371, payment of a prepaid expenses of $44,790 and the net loss for the first six months of 2001.

The cash provided by investing activities of $222,418 and was due to the recovery of the escrow fund established as part of the sale of the Private Cable assets.

There was no cash used in or provided by financing activities for the six months ended June 30, 2001.

Since the inception of service in 1992, the Company has experienced operating losses. At June 30, 2001, the Company had a stockholders' deficit of $2,847,215.

The Company's capital commitments at June 30, 2001 include additional capital to construct facilities at the Department of Education of the Archdiocese of New York ("Department"), capital to build the Monmouth and Ocean County ITFS channel sites and the payment of the Preferred Stockholders principal and accumulated dividend due December 31, 2002. As of the date hereof, the Company has not commenced operations of a wireless system. If it is determined that such operations are to be commenced, substantial additional funding will be required.

The Company plans to meet short-term liquidity requirements by using the cash received from the sale of the Private Cable system. The Company has entered into an agreement to merge with Blue Acquisition Corporation that will allow the Company to meet its long-term commitments. There is no assurance that the Company will be able to complete the terms of the merger as agreed, if at all, or before the expiration date of the agreement on September 12, 2001.

If the merger is not effected, the Company plans to sell the ITFS spectrum rights or develop the ITFS spectrum with a strategic partner(s) willing to participate with the Company in the development of alternative uses of its ITFS spectrum. The Company's business plan depends on either a sale of the wireless cable asset or the Company securing a strategic partner(s) for the capital resources and the expertise required to run the Wireless business. There is no assurance that the Company will be able to secure a strategic relationship or a sale on terms or conditions satisfactory to the Company.

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


PART II  OTHER INFORMATION

PATRICK MASTRORILLI vs. MAGNAVISION CORPORATION
On June 21, 1999, the Company received a complaint filed in the Superior Court of New Jersey Legal Division in an action entitled Patrick Mastrorilli vs. Magnavision Corporation. This litigation relates to a former director and officer's claim for alleged future commissions due to him on contracts and current renewals placed by him. On March 18, 2001, the Superior Court of New Jersey Legal Division ruled in favor of Mr. Mastrorilli and ordered the two parties to agree to final damages pursuant to the terms of the contracts and current renewals placed by Mr. Mastrorilli. The parties have agreed on final damages and have accrued for such damages.

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

Item 6.  Exhibits and Reports on Form 8K

      a) Exhibits
          None
      b) Reports on Form 8K
          The Company filed no Reports on Form 8K during the Quarter ending June 30, 2001

Pursuant to the Requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:    August 14, 2001                              /S/ Jeffrey Haertlein
                                                  Principal Accounting Officer