Form 10-Q/A
period 2001-06-30
MAGNAVISION CORPORATION
filed 2001-08-27
CIK 802781

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

MAGNAVISION CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                                                                                    Three months ended June 30
                                                                                                      2001              2000
                                                                                                      -----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                               ($407,375)      $4,018,528
     Adjustments to reconcile net income (loss) to net cash used in operating activities
         Gain on sale of private cable assets                                                               --       (5,126,748)
          Depreciation                                                                                     410           96,017
          Deferred Compensation                                                                                          20,000
          Amortization of channel lease prepayments                                                     53,484           53,484
          Changes in Assets and Liabilities:
              Decrease  in trade accounts and
                     other receivables                                                                     514          290,600
              Increase in prepaid expenses and other current assets                                    (44,790)         (47,818)
              Increase in other assets and deposits                                                                        (559)
              Decrease in accounts payable                                                             (13,373)         (64,386)
              Decrease in accrued expenses                                                             (49,371)        (113,646)
              Increase (decrease) in state income taxes payable                                       (310,000)         818,800
              Decrease in deferred revenues                                                                 --         (369,765)
              Decrease in security deposits payable                                                         --         (176,692)
                                                                                            ------------------------------------
                              Net cash used in operating activities                                   (770,501)        (602,185)

CASH FLOWS FROM INVESTING ACTIVITIES
       Proceeds from the Private Cable sale, net of related expenses                                        --        6,513,878
       Receit (Establishment) of an escrow account                                                     222,418         (222,418)
       Proceeds from the sale of equipment                                                                  --           33,651
                                                                                            ------------------------------------
                              Net cash provided by investing activities                                222,418        6,325,111

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of share holder loan receivable                                                                           20,000
     Repayment of line of credit                                                                            --         (250,000)
     Repayment of long term debt                                                                            --       (1,794,000)
     Repayment of loans due to shareholders                                                                 --         (105,468)
    Proceeds from issuance of common stock from the
       exercise of options                                                                                               33,722
     Redemption of Series A Preferred Stock                                                                 --       (1,356,608)
     Payment of accumulated dividends                                                                       --         (314,663)
                                                                                            ------------------------------------
                              Net cash used in financing activities                                         --       (3,767,017)

                          Net increase (decrease) in cash                                               548,083       1,955,909
                                                                                                      ---------      ---------
    Cash and cash equivalents beginning of period                                                    2,262,522          230,017
    Cash and cash equivalents end of period                                                         $1,714,439       $2,185,926


Non cash items:
Series A Preferred Stock Accumulated dividend                                                         $145,747         $172,874
Accretion of Preferred Stock                                                                           $33,736         $119,554


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


Date:    August 24, 2001                              /S/ Jeffrey Haertlein
                                                  Principal Accounting Officer